Form 10QSB
RAIN FOREST MOOSE LTD
filed 1996-05-20
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FORM TO .

Commission file number:  0-6292

                            RAIN FOREST - MOOSE, LTD.
                 (Name of small business issuer in its charter)

          Oklahoma                                       73-1491593
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

    4031 B Delmon Lane ,Springdale, Arkansas           72762-2179
    (Address of principal executive offices)           (Zip Code)

                                 (501) 756-8299
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
                            Yes [ ]     No [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                            Yes [ ]     No [ ]

Applicable only to corporate issuers

The number of outstanding of Common Stock as of May 10, 1996, was 7,618,702.


                                           Total Sequentially Numbered Pages: 20
                                                   Index to Exhibits on Page: 17

                            RAIN FOREST - MOOSE, LTD.

                    Index to Quarterly Report on Form 10-QSB


Part I -  FINANCIAL INFORMATION                                             Page

     Item 1.  Financial Statements..........................................   3

           Consolidated Balance Sheets
             As of March 31, 1996, and December 31, 1995....................   3

           Consolidated Statements of Income
             For the Three Months Ended March 31, 1996 and 1995.............   4

           Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1996 and 1995.............   5

           Notes to Consolidated Financial Statements.......................   6

     Item 2.  Management's Discussion and Analysis or Plan of Operation.....   9

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................  11

     Item 2.  Changes in Securities.........................................  11

     Item 3.  Defaults Upon Senior Securities...............................  13

     Item 4.  Submission of Matters to a Vote of Security Holders...........  13

     Item 5.  Other Information.............................................  13

     Item 6.  Exhibits and Reports on Form 8-K..............................  14

Signatures..................................................................  17

Index to Exhibits...........................................................  18

PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements


                    RAIN FOREST-MOOSE, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1995 and March 31, 1996

                                                                         December 31,      March 31,
                                                                            1995             1996
                                                                            ----             ----
                                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.........................................   $   3,008        $  33,487
    Accounts receivable...............................................      50,227           90,081
    Employee receivables..............................................       1,972            1,972
    Prepaid expenses..................................................         822              164
    Inventory ........................................................     154,898          136,136
                                                                           -------          -------
            Total current assets......................................     210,927          261,840

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
    depreciation of $11,158 in 1995 and $14,550 in 1996...............      57,525           55,185

OTHER ASSETS:
    Organization costs, net of accumulated amortization
       of $675 in 1995 and $ 900 in 1996..............................       3,825            3,600
                                                                             -----            -----
     Total assets.....................................................   $ 272,277        $ 320,625
                                                                         =========        =========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft....................................................   $   2,151        $       -
    Accounts payable..................................................      15,603            5,148
    Payroll taxes payable.............................................      32,325           38,954
    Accrued interest payable..........................................          31              312
    Accrued income taxes..............................................       1,313           23,836
    Current portion of long-term debt.................................      64,404           54,067
                                                                            ------           ------
Total current liabilities.............................................   $ 115,827        $ 122,317

LONG-TERM DEBT, net of current portion................................      10,477           10,915

STOCKHOLDERS' EQUITY:
    Common Stock, $ 0.001 par value, 30,000,000 shares
        authorized, 7,618,702 shares issued and outstanding...........           5            7,619
    Convertible Preferred Stock, $0.001 par value, 5,000,000
        shares authorized, 3,000,000 shares issued and outstanding,
        one share convertible for three common shares.................           -            3,000
    Paid-in capital...................................................     110,495           99,881
    Retained earnings.................................................      35,473           76,893
                                                                            ------           ------
        Total stockholders' equity....................................     145,973          187,393
                                                                           -------          -------
        Total liabilities and stockholders' equity....................   $ 272,277        $ 320,625
                                                                         =========        =========

                 See notes to consolidated financial statements.

                     RAIN FOREST-MOOSE, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1995 and 1996


                                                      March 31,           March 31,
                                                        1996                1995
                                                    -------------       -----------
SALES INCOME.....................................   $     202,507       $    92,474

COST OF SALES:
    Materials....................................          28,694            21,227
    Warehouse labor..............................          20,759             4,272
    Freight......................................             961               101
                                                    -------------       -----------
        Total cost of sales......................          50,414            25,600
                                                    -------------       -----------

            Gross profit.........................         152,093            66,874

OPERATING EXPENSES...............................          85,069            52,758
                                                    -------------       -----------

    Income from operations.......................          67,024            14,116

Interest expense.................................          (1,768)             (624)
                                                    -------------       -----------

Income before income taxes.......................          65,256            13,492

INCOME TAX EXPENSE...............................         (23,836)                -
                                                    -------------       -----------

    Net income...................................   $      41,420       $    13,492
                                                    =============       ===========

Weighted average common shares and common
    share equivalents outstanding................      16,618,702        16,618,702
                                                    =============       ===========

Net income per common share and common
    share equivalent.............................   $        .002               NIL
                                                    =============       ===========


                 See notes to consolidated financial statements.

                             RAIN FOREST-MOOSE, LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995


                                                                                  March 31,       March 31,
                                                                                     1996           1995
                                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................  $  41,420      $  13,492
Adjustments to reconcile net loss to net cash provided
    by operating activities-
        Depreciation............................................................      3,392          2,433
        Amortization............................................................        225              -
        Impact of changes in assets:
            Accounts receivable.................................................    (39,854)        (6,161)
            Prepaid expenses....................................................        658              -
            Inventory...........................................................     18,762        (28,524)
        Impact of changes in liabilities:
            Bank overdraft......................................................     (2,151)          (429)
            Accounts payable....................................................    (10,455)        (5,489)
            Payroll taxes payable...............................................      6,629          2,785
            Sales taxes payable.................................................        (31)             -
            Accrued interest payable............................................     (1,001)          (711)
            Accrued income taxes................................................     23,836              -
                                                                                   --------        -------
                Net cash provided (used) by operating activities................     41,430        (22,604)
                                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment.......................................................     (1,052)       (18,171)
                                                                                   --------        --------
                Net cash used in investing activities...........................     (1,052)       (18,171)
                                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    New borrowings-
        Long-term...............................................................      2,500         11,568
        Short-term..............................................................      7,500         43,665
    Debt reduction-
        Long-term...............................................................    (19,899)        (1,722)
        Short-term..............................................................         (-)        (6,892)
                                                                                   --------         -------
                Net cash provided (used) by financing activities................     (9,899)        46,619
                                                                                   --------         -------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................     30,479          5,844

CASH AND CASH EQUIVALENTS, beginning of period..................................      3,008              -
                                                                                   --------         -------

CASH AND CASH EQUIVALENTS, end of period........................................  $  33,487      $   5,844
                                                                                  =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
    Cash paid during the period for interest....................................  $   1,768      $     624
                                                                                  =========      =========

                 See notes to consolidated financial statements.

                     RAIN FOREST-MOOSE, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 1996 and 1995


1.  GENERAL:

Rain Forest - Moose, Ltd., a Nevada corporation (the "Company""), through its wholly-owned subsidiary, Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas"), develops, manufactures, markets and distributes absorbent products, principally Peat Moose Absorbent, and provides disposal services for end users of such absorbent products and is licensed to incinerate the absorbent products. The absorbent products are for both industrial and home use.

Effective March 7, 1996, pursuant to an Agreement and Plan of Merger (the "Agreement"), dated March 5, 1996, RFM Arkansas merged (the "Merger") with and into RFM Acquisition Corporation of Oklahoma, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Agreement, the shareholders of RFM Arkansas exchanged the issued and outstanding capital stock of RFM Arkansas for 3,012,468 shares of Common Stock and 3,000,000 shares of Series I Convertible Preferred Stock of the Company and the officers and directors of RFM Arkansas became the officers and directors of the Company. The Merger was accounted for as a reverse acquisition of the Company by RFM Arkansas under the purchase method of accounting.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements of Rain Forest Moose, Ltd. (the "Company") at March 31, 1996, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10-KSB filed by the Company with the Securities and Exchange Commission on March 8, 1996. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

INVENTORY
---------

Inventory is carried at the lower of cost or market and consists of raw materials and ready to sell products.

PROPERTY AND EQUIPMENT
----------------------

Property  and  Equipment  are  recorded at  acquisition  cost.  Depreciation  is computed using accelerated methods by charging against earnings amounts sufficient to amortize the cost of the related assets over their estimated useful lives.

INCOME TAXES
------------

For income tax reporting and financial statement reporting at March 31, 1996, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes. No allowance has been made for income tax expense at March 31, 1995 because the company was a recognized subchapter S corporation and as such the income from the corporation is passed through to the stockholders and was taxed on their personal returns.

3.  PROPERTY, PLANT AND EQUIPMENT:

All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for autos and office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.

The autos are pledged as collateral to Springdale Bank and Trust of Springdale, Arkansas.

4.  LONG-TERM DEBT:

Long-term debt consists of the following at March 31, 1995 and 1996:

                                                                               March 31,        March 31,
                                                                                 1996             1995
                                                                                 ----             ----
Anchor Financial, 21% interest, $354.39 per month
Maturity Date:  6-30-1997
Secured by computer printers and a copier.......................................$ 4,681          $ 9,029

Springdale Bank & Trust, 10.25%, $ 534.58 per month
Maturity Date:  5-10-98
Secured by 90 GMC truck......................................................... 14,954                -

Springdale Bank & Trust, 10.25%, Monthly Int. Only Payments
Maturity Date  4-26-96
Secured by inventory and accounts receivable.................................... 30,000           18,018

U. S. Equipment, Inc., 7.5%, Payable on Demand
Maturity Date  Payable on Demand
Unsecured....................................................................... 11,063           17,362

Note Payable Dan Pilkington, 7.5%, Payable on Demand
Maturity Date  Payable on Demand
Unsecured.......................................................................  4,284           51,743
                                                                                --------         -------

Current Portion of long-term debt...............................................(54,067)         (89,720)
                                                                                -------          -------
Long-term debt, less current portion............................................$10,915          $ 6,432
                                                                                =======          =======


The following is a summary of principal maturities of long term debt:

                 March 31, 1996..................   $54,067
                 March 31, 1997..................     6,746
                 March 31,1998...................     4,169

5.  RELATED PARTY TRANSACTIONS:

U. S. Equipment, Inc. (Note 2) is 100 % owned by Monica Pilkington who is the wife of Dan Pilkington the president of Rain Forest-Moose, Ltd. Rain Forest Moose, Ltd owed to U. S. Equipment, Inc. $ 11,063 and $ 17,362 on March 31, 1996 and 1995, respectively.

Dan Pilkington is the president of Rain Forest-Moose, Ltd. (Note 2). Rain Forest Moose, Ltd owed $ 4,283 and $ 51,743 to Dan Pilkington on March 31, 1996 and 1995, respectively.

6.  EARNINGS PER COMMON SHARE:

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.


SUPPLEMENTAL INFORMATION
                                    March 31,     March 31,
                                      1996          1995
Operating expenses:
Accounting..........................$  2,150      $    208
Advertising.........................       -         2,855
Amortization........................     225             -
Auto and truck......................   3,031         7,667
Bank charges........................      50           328
Credit card fees....................      35             -
Contributions.......................       -         1,000
Depreciation........................   3,392         2,433
Dues and subscriptions..............       -           313
Entertainment.......................       -            50
Equipment rental....................       -           537
Insurance...........................   2,601         1,793
Management expense..................      92           135
Miscellaneous.......................     108           175
Office expense......................   4,596           478
Office salaries.....................  20,046         7,164
Payroll tax expense.................   3,066           875
Postage.............................   1,664            50
Rent................................   6,621         8,283
Repairs.............................     150           100
Sales commission....................   3,210         9,595
Supplies............................     649           825
Taxes and licenses..................      85           894
Telephone...........................   9,983         2,815
Travel..............................  22,556         3,126
Utilities...........................     759         1,059
                                     -------       -------
                                     $85,069       $52,758

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

     Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, Inc.) ("RTA"), the former parent of Rain Forest, was incorporated in April 1970. Since 1986, RTA became inactive and did not conduct any operations or activities through 1995 and, as of December 31, 1995, did not have any assets. Pursuant to an Agreement and Plan of Merger, dated February 23, 1996, RTA merged with and into Rain Forest as the surviving corporation. The merger of RTA with and into Rain Forest effectively changed the state of domicile of RTA to Nevada as a result of Rain Forest being the surviving corporation and was accounted for as a reorganization of entities under common control which was recorded at historical cost. Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas"), was formed on March 15, 1994. Pursuant to a Plan of Reorganization and Agreement of Merger, dated March 5, 1996, RFM Arkansas merged with a wholly-owned subsidiary of the Company, and as the surviving corporation, RFM Arkansas became a wholly-owned subsidiary of the Company which was accounted for as a reverse acquisition of the Company by RFM Arkansas under the purchase method of accounting (the "RFM Arkansas Acquisition"). Therefore, the following discussion and analysis of results of operations discussed below are only those of RFM Arkansas prior to the RFM Arkansas Acquisition.

Results of Operations
---------------------

     The following table sets forth selected results of operations for (i) the period of March 15, 1994, through December 31, 1994, and the fiscal year ended December 31, 1995, which are derived from the audited financial statements of the Company, and (ii) the three month periods ended March 31, 1995 and 1996, which are derived from the unaudited financial statements of the Company.


                                  For the Period
                                  March 15, 1994,      For the Fiscal
                                    (Inception)          Year Ended
                                 December 31, 1994    December 31, 1995      March 31, 1995         March 31, 1996
                                 Amount    Percent    Amount    Percent    Amount     Percent     Amount      Percent
                                 ------    -------    ------    -------    ------     -------     ------      -------
Sales income...................$ 97,945     100.0 %  $630,194   100.0 %   $ 92,474     100.0%    $202,507      100.0%
                               ---------    ------   --------   -------   -------      ------    --------      -----
Cost of sales:
  Materials....................  16,112      16.5 %   137,232    21.8 %     21,227      23.0%      28,694       14.2%
  Warehouse labor..............  15,579      15.9 %   105,645    16.8 %      4,272       4.6%      20,759       10.2%
  Freight......................     763        .8 %     2,091      .3 %        101        .1%         961         .5%
                               ---------    -------  --------   -------   --------    ------    --------      ------
    Total Cost of Sales........  32,454      33.2 %   244,968    38.9 %     25,600      27.7%      50,414       24.9%
                               ---------    -------  --------   -------   --------     ------    --------      ------
Gross profit...................  65,491      66.9 %   385,226    61.1 %     66,874      72.3%     152,093       75.1%
                               ---------    -------  --------   -------   --------     ------    --------      ------
Operating expenses.............  79,178      80.8 %   318,069    50.5 %     52,758      57.0%      85,069       42.0%
                               ---------    -------  --------   -------   --------     ------    --------      ------
Income or (loss) from
operations..................... (13,687)    (14.0)%    67,157    10.6 %     14,116      15.3%      67,024       33.1%
                               ---------    -------  --------   -------   --------     ------    --------      ------
Other income and (expense):
  Interest income..............       -        -  %       120      -  %          -        - %           -         - %
  Interest expense.............  (6,665)      6.8 %    (9,365)    1.5 %       (624)       .7%      (1,768)        .9%
  Penalties....................       -        -  %    (2,087)     .3 %          -        - %           -         - %
                               ---------    -------  --------   -------   --------     ------    --------      ------
    Total other income
       and (expense)...........  (6,665)      6.8 %   (11,332)    1.8 %       (624)       .7%      (1,768)        .9%
                               ---------    -------  --------   -------   ---------    ------    --------      ------
Income before income taxes..... (20,352)    (20.8)%    55,825     8.8 %     13,492      14.6%      65,256       32.2%
Income tax expense.............       -        -  %         -      -  %          -        - %     (23,836)      11.8%
                               ---------    -------  --------   -------   --------     ------    --------      ------
Net Income or (loss)...........$(20,352)    (20.8)%  $ 55,825     8.8 %   $ 13,492      14.6%    $ 41,420       20.4%
                               =========    =======  ========   =======   ========      ======    ========      ======


     Comparison of the three months ended March 31, 1995 and 1996

     Sales income increased $110,220 to $202,507 in the three months ended March 31, 1996 (the "1996 Interim Period") from $92,474 for the three months ended March 31, 1995 (the "1995 Interim Period"), an increase of 119 percent. The increase in revenues was due to an increase in the cubic foot volume of sales of Peat Moose Absorbent products during the 1996 Interim Period as compared to the 1995 Interim Period. The increase in sales volume was attributable to an improved and growing distribution system and an increase in the demand for the Company's products through additional marketing efforts with more focus on industrial users within particular industries and businesses, especially the oil and gas and transportation industries. Although the cubic foot volume of sales increased significantly in the 1996 Interim Period, cost of sales increased $24,814 from $25,600 in 1995 Interim Period to $50,414 in the 1996 Interim Period, but decreased as a percent of sales income from 27.7 percent in the 1995 Interim Period to 24.9 in the 1996 Interim Period. The decrease as a percent of sales income was attributable to a decrease in costs of materials as a percent of sales from 23 percent in the 1995 Interim Period to 14.2 percent in the 1996 Interim Period, while warehouse labor and freight increased from 4.6 and .1 percent, respectively, during the 1995 Interim Period to 10.2 and .5 percent, respectively, during the 1996 Interim Period. The decrease in cost of materials was attributable to higher volume of purchasing, while the increase in warehouse labor costs was attributable to an increase in the warehouse labor personnel required to manage the increased sales volume. Gross profit increased $85,219 from $66,874 in the 1995 Interim Period to $152,093 in the 1996 Interim Period, and as a percent of sales income increased from 72.3 percent in the 1995 Interim Period to 75.1 percent in the 1996 Interim Period.

     Operating expenses increased $32,311 from $52,758 in the 1995 Interim Period to $85,069 in the 1996 Interim Period, an increase of 61.2 percent, but decreased as a percent of sales income from 57 percent in the 1995 Interim Period to 42 percent in the 1996 Interim Period. The increase in operating expenses was principally attributable to increases in office expense, telephone and travel expenses.

     Income from operations increased to $67,024 in the 1996 Interim Period, compared to $14,116 in the 1995 Interim Period, a 375 percent increase. Income from operations was 33.1 percent of sales income in the 1996 Interim Period compared to 15.3 percent in the 1995 Interim Period, which was principally due to the increase in sales volume.

     Net income before income taxes was $65,256 in the 1996 Interim Period (which represented 32.2 percent of income from sales), compared to $13,492 in the 1995 Interim Period (which represented 14.6 percent of income from sales). Net income after income taxes was $41,420 in the 1996 Interim Period (which represented 20.4 percent of income from sales), an increase of $27,928 (a 107 percent increase) from $13,492 in the 1995 Interim Period.

     Quarterly Results of Operations

     The Company's operations are affected by seasonal trends principally based upon weather conditions affecting the oil and gas and transportation industries. In the Company's experience, sales volume tends to be higher in the second, third and fourth calendar quarters and lower in the first quarter. Because the general and administrative expenses associated with maintaining and adding to the Company's manufacturing work force are relatively fixed over the short term, the Company's margins tend to increase in periods of higher sales volume and decrease in periods of lower sales volume. These effects are not always apparent because of the impact and timing of factors which are beyond the control of the Company. Nevertheless, the Company's results of operations for a particular calendar quarter may not be indicative of the results to be expected during other quarters.

     Income Taxes

     Prior to the RFM Arkansas Acquisition, RFM Arkansas, for federal and state income tax purposes, was taxed as a pass-through entity, and income taxes were not imposed at RFM Arkansas's level of taxation. Therefore, during the 1995 Interim Period no provision for income taxes was made.

Liquidity and Capital Resources
-------------------------------

     Historically, the Company financed its growth from borrowings and shareholder contributions. Net cash provided by operating activities totaled $41,430 in the 1996 Interim Period, while net cash used by operating activities totalled $22,604 in the 1995 Interim Period. As of March 31, 1996, the Company had working capital of $139,523, compared to working capital of $95,100, at December 31, 1995. In the event the Company's income from sales increase as anticipated by management, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities which may require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $33,487 at March 31, 1996) and borrowings. The increase in cash used in operations will principally be due to the timing differential between the Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

     RFM Arkansas has two separate notes payable to Springdale Bank & Trust Company (the "Bank"), which are secured by certain a vehicle and inventory and accounts receivable and bear interest at 10.25 percent per annum. One note requires monthly principal and interest installment payments of $535 through May 1998 and the other note requires monthly interest payments and matured on April 26, 1996, respectively. At March 31, 1996, the outstanding principal balance of these loans were $14,954 and $30,000, respectively. In addition, RFM Arkansas has an equipment loan with Anchor Financial Corp. which is secured by office equipment, bears interest at 21 percent per annum, and requires monthly principal and interest installment payments of $354 through June 1997. The outstanding principal amount of this loan at March 31, 1996, was $4,681. RFM Arkansas also has two unsecured loans with U.S. Equipment & Services, Inc. (which is wholly-owned by Monica Pilkington, an executive officer and the wife of the President, a Director and major shareholder of the Company) and with Dan Pilkington (the President, Director and major shareholder of the Company) each of which bears interest at 7.5 percent per annum, which are due on demand. The outstanding principal amounts of these loans were $11,063 and $4,284, respectively, at March 31, 1996.

     There can be no assurance that cash flows from operations of RFM Arkansas will be sufficient to service its obligations under the various financing arrangements. The Company's cash flows currently are totally dependent upon the operations of RFM Arkansas, and such dependency may continue indefinitely.

     RFM Arkansas and the Company do not currently have any significant capital commitments. The Company anticipates that existing cash and cash equivalent balances and short-term investments, and funds to be generated from future operations will be sufficient to fund operations, and budgeted capital expenditures through 1996.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

     Pursuant to an Agreement and Plan of Merger, dated February 23, 1996, Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, Inc.) ("RTA"), the former parent of the Company, merged with and into the Company as the surviving corporation. The merger of RTA with and into the Company effectively changed the state of domicile of RTA to Nevada as a result of the Company being the surviving corporation and was accounted for as a reorganization of entities under common control which was recorded at historical cost. Furthermore, on February 26, 1996, the Company split each share of its outstanding Common Stock into two shares.

     Authorized Capital. The Articles of Incorporation of RTA authorized 3,000,000 shares of Common Stock. The Articles of Incorporation of the Company authorize 30,000,000 shares of common stock. Each share of the Company's Common Stock has a par value of $.001, compared to the Common Stock of RTA, which was $.25 per share. The Articles of Incorporation of the Company also authorize a class of 5,000,000 shares of Preferred Stock, $.001 par value. The Preferred Stock may be issued from time to time in one or more series, and the Board of Directors of the Company, without further approval of its shareholders, is authorized to fix the relative rights, preferences, privileges and restrictions applicable to each series of Preferred Stock. The Articles of Incorporation of RTA did not authorize a class of preferred stock. Management of the Company believes that having such a class of preferred stock will provide the Company with greater flexibility in financing, acquisitions and other corporate activities. While there are no current commitments or understandings, written or oral, to issue any of such Preferred Stock, in the event of any issuance, the holders of the Company's Common Stock will not have any preemptive or similar rights to acquire any of such Preferred Stock.

     Limitation of Liability of Directors and Officers. Under both Nevada and Oklahoma corporate law, a corporation may provide in its articles or certificate of incorporation that directors shall not be liable to the corporation or its shareholders for monetary damages for breach of their fiduciary duty. In addition, under Nevada corporate law, a corporation may provide in its articles of incorporation that officers, as well as directors, shall not be liable to the corporation or its shareholders for damages for breach of their fiduciary duty. RTA had not amended its Articles of Incorporation to contain such a provision. The Articles of Incorporation of the Company contains a provision limiting the personal liability of directors and officers for damages to the fullest extent permitted by Nevada corporate law.

     Indemnification of Directors and Officers. The Articles of Incorporation of the Company also differ from the Articles of Incorporation of RTA in that they expressly provide that the Company shall indemnify its directors, officers, employees and agents to the fullest extent permitted under Nevada law, while
Articles  of  Incorporation  of RTA  did not  contain  such a  provision.  Under
Oklahoma law, a corporation is permitted to indemnify its directors and officers; however, RTA has neither amended its Articles of Incorporation to contain such a provision, nor adopted bylaws to provide such indemnification, under circumstances substantially similar to those provided for in the Articles of Incorporation of the Company.

Material Differences between Nevada and Oklahoma Corporate Laws
---------------------------------------------------------------

     The following is a discussion of material ways in which Oklahoma and Nevada corporate laws differ.

     Business Combinations with Substantial Shareholders. The Oklahoma General Corporation Act and the Nevada General Corporation Law contain statutory provisions which are intended to curb abusive takeovers of Oklahoma and Nevada corporations (the "Anti-Takeover Provisions"). However, under Nevada General Corporation Law, a Nevada corporation is permitted to provide in its articles of incorporation (as the Articles of Incorporation of the Company provide) or bylaws that the Anti-Takeover Provisions shall not apply to such Nevada corporation. The Oklahoma General Corporation Act contains no similar provision. The Anti-Takeover Provisions of the Oklahoma General Corporation Act prevent certain business combinations of the Oklahoma corporation with interested shareholders within three years after such shareholders become interested. In general, an interested shareholder is one who beneficially owns 15 percent or more of the voting stock of the Oklahoma corporation. This provision does provide certain exceptions. For example, an interested shareholder could engage in a business combination with the Oklahoma corporation if the board of directors of the Oklahoma corporation, prior to the date the shareholder became interested, approved the business combination or the transaction by which the shareholder became interested. Also, an interested shareholder could engage in a business combination with the Oklahoma corporation if the transaction in which it became an interested shareholder resulted in it becoming the beneficial owner of at least 85 percent of the voting stock of the corporation.

     Appraisal Rights. The Nevada General Corporation Law also differs from that of the Oklahoma General Corporation Act in that, in the event an Oklahoma corporation enters into an agreement to sell all or substantially all of its assets, its shareholders have a right to dissent from the transaction and seek appraisal rights for the fair value of their shares. Under Nevada law a shareholder does not have a right to dissent and seek appraisal in the event the corporation enters into an agreement to sell all or substantially all of its assets.

     Consideration for Stock. Under the Nevada General Business Corporation Law, a corporation may issue its capital stock in return for cash, tangible or intangible property, benefit to the corporation, promissory notes, past services, or contracts for services to be performed having a value at least equal to that of the stock, as established by the corporation's board of directors. Under the Oklahoma General Corporation Act, a corporation may accept as consideration for its stock a combination of cash, property or past services in an amount not less than the par value of the shares being issued, and a promissory note or other binding obligation executed by the subscriber for any balance, the total of which must equal at least the value of the issued stock, as determined by the board of directors.

     Shareholder Action by Written Consent. Under the Oklahoma General Corporation Act, unless otherwise provided in the certificate of incorporation, action by the shareholders of the corporation may be taken without a meeting of the shareholders by written consent so long as the corporation does not have 1,000 or more shareholders and the stock ownership represented by those consenting in writing to the action amounts at least to the number of votes that would have been necessary to approve such action at a meeting of the shareholders. The Articles of Incorporation of Rendezvous Trails do not prohibit action by written consent. Under the Nevada General Corporation Law, shareholders of a corporation may act by written consent without regard to the number of shareholders, unless otherwise provided in the certificate of incorporation. The Articles of Incorporation of the Company do not prohibit action by written consent.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     Pursuant written consent dated February 23, 1996, the holders of 1,568,480 shares of Common Stock (representing 68 percent of the issued and outstanding Common Stock) of Rendezvous Trails of America, Inc. ("RTA"), the former parent of the Company, approved an Agreement and Plan of Merger, dated February 23, 1996, pursuant to which RTA merged with and into the Company as the surviving corporation (the "Reincorporation Merger"). The Reincorporation Merger was completed on March 5, 1996, and pursuant thereto RTA merged with and into the Company effectively changed the state of domicile of RTA to Nevada as a result of the Company being the surviving corporation. On March 20, 1996, the Company filed with the Commission a report on Form 8-K with respect to the Reincorporation Merger.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     2.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc. and Rain Forest - Moose, Ltd., dated February 23, 1996.*

     2.2 Certificate and Articles of Merger of Rendezvous Trails of America, Inc. with and into Rain Forest - Moose, Ltd.*

     2.3 Plan of Reorganization and Agreement of Merger between Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., an Oklahoma corporation, Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996.**

     2.4 Certificate of Merger of RFM Acquisition Corporation of Oklahoma, Inc. with and into Rain Forest - Moose, Ltd.**

     4.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc. and Rain Forest - Moose, Ltd., dated February 23, 1996.*

     4.2 Plan of Reorganization and Agreement of Merger between Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., an Oklahoma corporation, Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996**.

     4.2 Certificate of the Powers Designation, Rights and Preferences for the Series I Convertible Preferred Stock of Rain Forest - Moose, Ltd., dated March 5, 1996.**

     4.3 Registration Rights Agreement between Rain Forest - Moose, Ltd. and Dan Pilkington, dated March 5, 1996.**

     10.1 Plan of Reorganization and Agreement of Merger between Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., an Oklahoma corporation, Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996.**

     10.2 Registration Rights Agreement between Rain Forest - Moose, Ltd. and Dan Pilkington, dated March 5, 1996.**

     27   Financial Data Schedule.

------------
* Incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.
** Incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

(b) Reports on Form 8-K

     On March 20, 1996, the Company file a report on Form 8-K, dated March 5, 1996, reporting the merger of Rendezvous Trails of America, Inc. with and into the Company as the surviving corporation, and reported therein the following items:


     Item 2. Acquisition or Disposition of Assets

     On March 22, 1996, the Company file a report on Form 8-K, dated March 7, 1996, reporting the merger of RFM Acquisition Corporation of Oklahoma, Inc. (a wholly-owned corporation of the Company) with and into Rain Forest - Moose, Ltd., an Arkansas corporation, as the surviving corporation, and reported therein the following items:

         Item 1.  Changes in Control of Registrant
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial statements of businesses acquired

         RAIN FOREST - MOOSE, LTD.

               Independent Auditors Report
               Balance Sheet, December 31, 1995 and 1994
               Statements of Income and Retained  Earnings for the Twelve Months
                    Ended December 31, 1995 and the Ten Months Ended December 31, 1994
               Statements of Cash Flows for the Twelve Months Ended December 31,
                    1995 and the Ten Months Ended December 31, 1994
               Notes to Financial Statements

         UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
         OF RAIN FOREST-MOOSE, LTD.
               Unaudited Pro Forma Consolidated Balance Sheet as of December 31,
                    1995
               Unaudited Pro Forma  Consolidated  State of  Income  for the Year
                    Ended December 31, 1995
               Unaudited Pro Forma Consolidated State of Cash Flows for the Year
                    Ended December 31, 1995
               Notes to Unaudited Pro Forma Consolidated Financial Statements

         RENDEZVOUS TRAILS OF AMERICA, INC.
           (Predecessor of Rain Forest - Moose, Ltd., a Nevada corporation)
               Independent Auditors Report
               Balance Sheet as of December 31, 1995
               Notes to Balance Sheet

SIGNATURES

     In accordance with the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RAIN FOREST - MOOSE, LTD.
                                                  (Registrant)


                                                  By: /S/DAN PILKINGTON
                                                      Dan Pilkington, President

Date:  May 15,1996

                                INDEX TO EXHIBITS



     2.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc. and Rain Forest - Moose, Ltd., dated February 23, 1996.*

     2.2 Certificate and Articles of Merger of Rendezvous Trails of America, Inc. with and into Rain Forest - Moose, Ltd.*

     2.3 Plan of Reorganization and Agreement of Merger between Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., an Oklahoma corporation, Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996.**

     2.4 Certificate of Merger of RFM Acquisition Corporation of Oklahoma, Inc. with and into Rain Forest - Moose, Ltd.**

     4.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc. and Rain Forest - Moose, Ltd., dated February 23, 1996.*

     4.2 Plan of Reorganization and Agreement of Merger between Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., an Oklahoma corporation, Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996**.

     4.2 Certificate of the Powers Designation, Rights and Preferences for the Series I Convertible Preferred Stock of Rain Forest - Moose, Ltd., dated March 5, 1996.**

     4.3 Registration Rights Agreement between Rain Forest - Moose, Ltd. and Dan Pilkington, dated March 5, 1996.**

     10.1 Plan of Reorganization and Agreement of Merger between Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., an Oklahoma corporation, Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996.**

     10.2 Registration Rights Agreement between Rain Forest - Moose, Ltd. and Dan Pilkington, dated March 5, 1996.**

     27   Financial Data Schedule

------------
* Incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996. ** Incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.