Form 10KSB/A
period 1995-12-31
RAIN FOREST MOOSE LTD
filed 1996-07-31
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2

[X] Annual  report under section 13 or 15(d) of the  Securities  Exchange Act of
    1934 for the fiscal year ended December 31, 1995.
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to______________.

COMMISSION FILE NUMBER:  0-6292

                            RAIN FOREST - MOOSE, LTD.
                 (Name of small business issuer in its charter)


          OKLAHOMA                                   73-1491593
(State or other jurisdiction of
 incorporation or organization)          (I.R.S. Employer Identification No.)

       4031 B DELMON LANE
       SPRINGDALE, ARKANSAS                          72762-2179
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

ISSUER'S TELEPHONE NUMBER:(501)756-8299

SECURITIES TO BE REGISTERED UNDER
SECTION 12(B) OF THE ACT:
TITLE OF EACH CLASS                    Name of each exchange on which registered
      NONE                                            NONE

SECURITIES TO BE REGISTERED UNDER SECTION 12(G) OF THE ACT:
                                                           COMMON STOCK
                                                          (TITLE OF CLASS)

     CHECK  WHETHER  THE ISSUER (1) FILED ALL  REPORTS  REQUIRED  TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES NO X CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE
CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. |_| ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WAS $630,194. THE VOTING STOCK IS NOT TRADING OR QUOTED; THEREFORE, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON- AFFILIATES BASED UPON THE AVERAGE BID AND ASKED PRICES IS NOT AVAILABLE OR DETERMINABLE. THE NUMBER OF OUTSTANDING OF COMMON STOCK AS OF JULY 26, 1996, WAS 9,287,622.

                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                               FORMAT (CHECK ONE):
                                    YES  NO X


                      TOTAL SEQUENTIALLY NUMBERED PAGES: 4

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION WITH RESPECT TO EACH EXECUTIVE OFFICER AND DIRECTOR OF RAIN FOREST AND RFM ARKANSAS. DIRECTORS ARE GENERALLY ELECTED AT THE ANNUAL SHAREHOLDERS' MEETING AND HOLD OFFICE UNTIL THE NEXT ANNUAL SHAREHOLDERS' MEETING AND UNTIL THEIR SUCCESSORS ARE ELECTED AND QUALIFIED. EXECUTIVE OFFICERS ARE ELECTED BY THE BOARD OF DIRECTORS AND SERVE AT ITS DISCRETION. THE BYLAWS OF THE COMPANY AUTHORIZE THE BOARD OF DIRECTORS TO BE CONSTITUTED OF NOT LESS THAN ONE AND SUCH NUMBER AS THE BOARD OF DIRECTORS MAY FROM TIME TO TIME DETERMINE BY RESOLUTION OR ELECTION. THE BOARD CURRENTLY CONSISTS OF TWO MEMBERS.

           NAME               AGE     POSITION WITH RAIN FOREST    POSITION WITH RFM ARKANSAS
           ----               ---     -------------------------    --------------------------
DAN PILKINGTON<F1><F2>....... 46      PRESIDENT, CHIEF EXECUTIVE   PRESIDENT, CHIEF EXECUTIVE
                                      OFFICER, AND CHAIRMAN        OFFICER, AND CHAIRMAN
                                      OF THE BOARD                 OF THE BOARD
JEFF MARTIN<F2>.............. 34      VICE PRESIDENT AND           VICE PRESIDENT AND
                                      DIRECTOR                     DIRECTOR
MONICA PILKINGTON............ 47      SECRETARY                    SECRETARY

<F1>  AS THE HOLDER OF THE OUTSTANDING SERIES I CONVERTIBLE PREFERRED STOCK,
     MR. PILKINGTON HOLDS APPROXIMATELY 58 PERCENT OF THE OUTSTANDING VOTING RIGHTS OF THE SHAREHOLDERS OF THE COMPANY. THEREFORE, MR. PILKINGTON
     MAY BE ABLE TO ELECT ALL MEMBERS OF THE BOARD OF DIRECTORS OF THE COMPANY. SEE "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."
<F2>  MEMBER OF THE STOCK OPTION COMMITTEE.

     THE EXECUTIVE OFFICERS OF THE COMPANY AND RFM ARKANSAS DEVOTE THEIR FULL-TIME TO THE COMPANY'S BUSINESS.

     THE FOLLOWING IS A BRIEF DESCRIPTION OF THE BUSINESS BACKGROUND OF THE EXECUTIVE OFFICERS AND DIRECTORS OF THE RAIN FOREST AND RFM ARKANSAS:

     DAN PILKINGTON HAS BEEN CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND A DIRECTOR OF RAIN FOREST AND RFM ARKANSAS AND SERVES AS A MEMBER OF THE STOCK OPTION COMMITTEE. PRIOR TO FOUNDING RFM ARKANSAS IN MARCH 1994, MR. PILKINGTON WAS EMPLOYED BY SEVERAL COMPANIES THAT MANUFACTURE, PROCESS AND DISTRIBUTE PEAT BASED ABSORBENT PRODUCTS. FROM APRIL 1992 UNTIL FEBRUARY 1993, HE WAS EMPLOYED BY AND SERVED AS EXECUTIVE VICE PRESIDENT-SALES AND MARKETING OF SPHAG SORB OF OKLAHOMA, INC., FROM FEBRUARY UNTIL NOVEMBER 1993 WAS EMPLOYED BY AND SERVED AS EXECUTIVE VICE PRESIDENT-SALES AND MARKETING OF ZORB-IT CONSUMER PRODUCTS, LLC, AND FROM NOVEMBER 1993 UNTIL FEBRUARY 1994, WAS EMPLOYED BY AND SERVED AS VICE PRESIDENT OF EXSORBET INDUSTRIES, INC., A COMPANY WHICH MR. PILKINGTON CO-FOUNDED. MR. PILKINGTON IS PRESIDENT OF U.S. EQUIPMENT & SERVICES, INC., WHICH SELLS OIL AND GAS WELLHEAD AND AIR-DRILLING EQUIPMENT AND RELATED ITEMS AND DRILLING AND PRODUCTION CHEMICALS. MR. PILKINGTON ATTENDED CARL ALBERT JUNIOR COLLEGE. MR. PILKINGTON IS THE HUSBAND OF MONICA PILKINGTON.

     JEFF MARTIN IS VICE PRESIDENT AND A DIRECTOR OF RAIN FOREST AND RFM ARKANSAS AND SERVES AS A MEMBER OF THE STOCK OPTION COMMITTEE. PRIOR TO BECOMING EMPLOYED WITH RFM ARKANSAS IN SEPTEMBER 1994, MR. MARTIN WAS EMPLOYED BY FIRST BRANDS CORPORATION AS OPERATIONS MANAGER OF PACKAGING PLANT OPERATIONS WHICH RESPONSIBILITIES INCLUDED SAFETY, QUALITY AND PRODUCTION COORDINATOR. MR. MARTIN RECEIVED AN Associate of Arts Degree in 1993 from Mississippi County Community COLLEGE AND ATTENDED THE UNIVERSITY OF ARKANSAS WITH STUDIES FOCUSED ON ELECTRICAL ENGINEERING.

     MONICA PILKINGTON IS SECRETARY OF RAIN FOREST AND RFM ARKANSAS. SINCE 1970 MS. PILKINGTON HAS BEEN HELD INSTRUCTOR POSITIONS WITH THE UNIVERSITY OF ARKANSAS AND WESTARK COMMUNITY COLLEGE. SHE WAS GRADUATED FROM

THE UNIVERSITY OF MICHIGAN IN 1969 AND RECEIVED A MASTERS OF EDUCATION FROM THE UNIVERSITY OF ARKANSAS IN 1972. MS. PILKINGTON IS THE WIFE OF DAN PILKINGTON AND THE SOLE SHAREHOLDER OF U.S. EQUIPMENT & SERVICES, INC.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     THE FOLLOWING TABLE PRESENTS CERTAIN INFORMATION AS TO THE BENEFICIAL OWNERSHIP OF THE COMMON STOCK AND SERIES I CONVERTIBLE PREFERRED STOCK AS OF MARCH 7, 1996, OF (I) EACH PERSON WHO IS KNOWN TO RAIN FOREST TO BE THE BENEFICIAL OWNER OF MORE THAN FIVE PERCENT THEREOF, (II) EACH CURRENT DIRECTOR AND EXECUTIVE OFFICER OF RAIN FOREST, AND (III) ALL CURRENT EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP, TOGETHER WITH THEIR PERCENTAGE HOLDINGS OF THE OUTSTANDING SHARES. ALL PERSONS LISTED HAVE SOLE VOTING AND INVESTMENT POWER WITH RESPECT TO THEIR SHARES UNLESS OTHERWISE INDICATED, AND THERE IS NO FAMILY RELATIONSHIP BETWEEN THE EXECUTIVE OFFICERS AND DIRECTORS OF RAIN FOREST, OTHER THAN MONICA PILKINGTON AND DAN PILKINGTON ARE HUSBAND AND WIFE.



                                                 SERIES I CONVERTIBLE
                                                   PREFERRED STOCK                    COMMON STOCK
                                                 ---------------------------    ---------------------------
                                                   SHARES         PERCENT OF      SHARES         PERCENT OF
                                                  BENEFICIALLY      SHARE       BENEFICIALLY      SHARE
NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED         OUTSTANDING     OWNED          OWNERSHIP
- ------------------------------------             -------------   -----------    ------------     ---------
DAN PILKINGTON<F1>.........................         3,000,000        100.0%      10,597,468        57.9%
  4031 B DELMON LANE
  SPRINGDALE, ARKANSAS 72762
JEFF MARTIN................................            -              -          250,000            2.7%
MONICA PILKINGTON<F2>.......................           -              -             -                -
EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
   (THREE PERSONS)<F1>.......................       3,000,000        100.0%      10,847,468        59.3%

- ------------------------
(1) WITH RESPECT TO THE COMMON STOCK, INCLUDES 9,000,000 SHARES ISSUABLE UPON CONVERSION OF THE SERIES I CONVERTIBLE PREFERRED STOCK.
(2)  DAN PILKINGTON AND MONICA PILKINGTON ARE HUSBAND AND WIFE.

SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       RAIN FOREST - MOOSE, LTD.
                                                      (REGISTRANT)

                                                BY: /S/DAN PILKINGTON
                                                   -------------------
                                                       DAN PILKINGTON, PRESIDENT

DATE:  JULY 26,1996

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


    NAME                        TITLE                                       DATE
    ----                        -----                                       ----
                                CHIEF EXECUTIVE OFFICER, PRESIDENT AND
 /S/DAN PILKINGTON              CHAIRMAN OF THE BOARD                       JULY 26, 1996
- -----------------------
    DAN PILKINGTON


 /S/JEFF MARTIN                 VICE PRESIDENT AND DIRECTOR                 JULY 26, 1996
- -----------------------
    JEFF MARTIN


 /S/MONICA PILKINGTON           SECRETARY                                   JULY 26, 1996
 --------------------           ---------                                   -------------
    MONICA PILKINGTON




