Form 10QSB
period 1996-06-30
RAIN FOREST MOOSE LTD
filed 1996-08-14
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
 x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

Applicable only to corporate issuers

The number of outstanding of Common Stock as of August 10, 1996, was 9,287,622.

                            RAIN FOREST - MOOSE, LTD.

                    Index to Quarterly Report on Form 10-QSB

Part I -  FINANCIAL INFORMATION                                             Page

Item 1  Financial Statements..................................................3

 Consolidated Balance Sheets As of June 30, 1996, and December 31, 1995.......3

 Consolidated Statements of Income
  For the Three and Six Months Months Ended June 30, 1996 and 1995............4

 Consolidated Statements of Cash Flows
  For the Six Months Ended June 30, 1996 and 1995.............................5

 Notes to Consolidated Financial Statements...................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............9

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................12

Item 2.  Changes in Securities...............................................12

Item 3.  Defaults Upon Senior Securities.....................................12

Item 4.  Submission of Matters to a Vote of Security Holders.................12

Item 5.  Other Information...................................................12

Item 6.  Exhibits and Reports on Form 8-K....................................12

Signatures...................................................................13

Index to Exhibits............................................................18

Part I - Financial Statements
Item 1.  Financial Statements
RAIN FOREST-MOOSE, LTD
CONSOLIDATED BALANCE SHEET
As of June 30, 1996 and December 31, 1995


                                                          June 30,  December 31,
Assets:                                                     1996        1995
                                                         ---------- ------------

Current Assets:
Cash and Cash Equivalents...........................     $  22,927    $   3,008
Accounts Receivable.................................        65,000       50,227
Employee Receivables................................         1,972        1,972
Prepaid Expenses....................................           164          822
Inventory...........................................       193,507      154,898
                                                         ---------- ------------
TOTAL CURRENT ASSETS................................       283,570      210,927

PROPERTY, PLANT AND EQUIPMENT, net of  accumulated
 depreciation of $17,943 in 1996 and $11,158 in 1995.       51,792       57,525

Other Assets.........................................
Organization Costs, net of accumulated
 amortization of $1,125 in 1996 and $675 in 1995.....        3,375        3,825
Note Receivable Stockholder..........................       30,775          --
                                                          --------     --------
TOTAL OTHER ASSETS...................................       34,150        3,825
                                                          --------     --------

TOTAL ASSETS.........................................     $369,512     $272,277
                                                          ========     ========

Liabilities and Stockholders Equity

Current Liabilities:
Bank Overdraft.......................................     $     --     $  2,151
Accounts Payable.....................................           --       15,603
Payroll Taxes Payable................................       45,261       32,325
Sales Tax Payable....................................           --           31
Accrued Interest Payable.............................          312        1,313
Accrued Income Taxes.................................       35,376           --
Current Portion of Long Term Notes...................       70,518       64,404
                                                          --------     --------
TOTAL CURRENT LIABILITIES............................      151,467      115,827

LONG TERM LIABILITIES................................        5,619       10,477
                                                          --------     --------


TOTAL LIABILITIES                                          157,086      126,304
                                                          --------     --------
Stockholders Equity:
Common Stock, $ 0.001 par value, 30,000,000 shares
 authorized, 9,287,622 shares issued and outstanding..       7,619            5
Convertible Preferred  Stock,  $0.001 par value,
  5,000,000  shares  authorized,
  3,000,000 shares issued and outstanding,
  one share convertible for three shares common.......       3,000           --
Paid in Capital.......................................      99,881      110,495
Retained Earnings.....................................     101,926       35,473
                                                          --------     --------
TOTAL STOCKHOLDERS EQUITY.............................     212,426      145,973
                                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.............    $369,512     $272,277
                                                          ========     ========




        The accompanying notes are an integral part of these statements.

RAIN FOREST-MOOSE, LTD
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months June 30, 1996 and 1995


                                                           Three Months Ended                     Six Months Ended
                                                    June 30, 1996       June 30, 1995     June 30, 1996       June 30,1995
                                                    -------------       -------------     --------------      ------------
Sales Income................................           $135,485            $96,678           $337,992           $189,152

Cost of Sales:
Materials...................................             18,371             11,107             47,066             32,334
Warehouse Labor.............................              9,841             14,830             22,322             19,102
Freight.....................................                222                430              1,183                530
                                                     ----------          ---------         ----------         ----------
Total Cost of Sales.........................             28,434             26,367             70,571             51,967
                                                      ---------           --------          ---------          ---------

GROSS PROFIT................................            107,051             70,311            267,421            137,185

Operating Expenses..........................             70,291             69,161            163,638            121,918
                                                      ---------           --------          ---------          ---------

INCOME FROM OPERATIONS......................             36,760              1,150            103,783             15,267

Other Income and (Expenses).................
Interest Income.............................                180                 --                180                 --
Interest Expense............................              (367)              (754)            (2,134)            (1,378)
                                                     ---------           --------         ----------         ----------
Total Other Income and (Expenses)...........              (187)              (754)            (1,954)            (1,378)
                                                     ---------           --------         ----------         ----------

NET INCOME BEFORE
         INCOME TAXES.......................             36,573                396            101,829             13,889

Income Taxes................................           (11,540)               --             (35,376)               --
                                                      --------           ---------         ---------          --------

NET INCOME..................................          $  25,033           $    396          $  66,453          $  13,889
                                                      =========           ========          =========          =========

WEIGHTED AVERAGE number of
    common stock and common stock
    equivalents outstanding.................         18,287,622         16,618,702         18,287,622         16,618,702
                                                     ==========         ==========         ==========         ==========

NET INCOME per common stock and
common stock equivalents                                  $.001                NIL              $.004                NIL
                                                          =====                ===              =====                ===




        The accompanying notes are an integral part of these statements.

RAIN FOREST-MOOSE, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 1996 and 1995



                                                          Six Months Ended
                                                    June 30, 1996  June 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income............................................   $66,453       $13,889
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation..........................................     6,785         4,944
Amortization..........................................       450            --
(Increase) decrease in:
Accounts Receivable...................................   (14,773)       (8,687)
Prepaid Expenses......................................       658            --
Inventory.............................................   (38,609)      (58,890)
Increase (decrease) in:
Bank Overdraft........................................    (2,151)         (300)
Accounts Payable......................................   (15,603)        3,502
Payroll Taxes Payable.................................    12,936         8,701
Sales Taxes Payable...................................       (31)           --
Accrued Interest Payable..............................    (1,001)         (711)
Accrued Income Taxes..................................    35,376            --
                                                         --------       -------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES...............................    50,490       (37,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of Equipment........................    (1,052)      (20,349)
         Note Receivable Stockholder..................   (30,775)           --
                                                         --------     ---------
NET CASH USED BY INVESTING ACTIVITIES.................   (31,827)      (20,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
         New borrowings-
         Long-Term....................................    70,000        80,482
         Debt Reduction-
         Long-Term....................................   (68,744)      (17,363)
                                                         --------      --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES..................................     1,256        63,119
                                                         --------      --------

NET INCREASE IN CASH..................................   $19,919        $5,218

CASH AT BEGINNING OF THE YEAR.........................     3,008            --
                                                         --------      --------
CASH AT END OF PERIOD.................................   $22,927      $  5,218
                                                         ========      ========

SUPPLEMENTAL DISCLOSURES
Interest Paid.........................................   $ 2,134      $  1,378
                                                         ========      ========


        The accompanying notes are an integral part of these statements.

RAIN FOREST-MOOSE, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 1996 and 1996

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING

The financial statements of Rain Forest Moose, Ltd. at June 30, 1996, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

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

INCOME TAXES

For income tax reporting and financial statement reporting at June 30, 1996, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes. No allowance has been made for income tax expense at June 30, 1995 because the company was a recognized subchapter S corporation and as such the income from the corporation was passed through to the stockholders and was taxed on their personal returns.

NOTE-1:  PROPERTY , PLANT AND EQUIPMENT

All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for autos and office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.

The autos are pledged as collateral to Springdale Bank and Trust of Springdale, Arkansas.

NOTE-2:  THE COMPANY'S LONG-TERM DEBT CONSISTS OF THE FOLLOWING:


                                                          June 30,  December 31,
                                                            1996        1995
                                                          -------     --------

Anchor Financial, 21 % interest, $354.39 per month.......$ 3,468      $ 5,462
Maturity Date:  6-30-1997
Secured by computer printers and a copier

Springdale Bank & Trust, 10.25%, $534.58 per month....... 11,146       13,691
Maturity Date:  5-10-98
Secured by 90 GMC truck

Springdale Bank & Trust, 10.25%, Monthly Int. Only Payment.   --       30,000
Maturity Date  4-26-96
Secured by Inventory and A/R

Springdale Bank & Trust, 10%, Monthly Int. Only Payment...60,000           --
Maturity Date  6-21-97
Secured by Inventory and A/R

U. S. Equipment, Inc., 7.5%, Payable on Demand...........  1,523        8,409
Maturity Date  Payable on Demand
Unsecured

Note Payable Dan Pilkington, 7.5%, Payable on Demand.....     --       17,319
Maturity Date  Payable on Demand
Unsecured

Current Portion of long-term debt....................... (70,518)     (64,404)
                                                          -------     --------
Long-term debt, less current portion...................  $ 5,619      $10,477
                                                          =======     ========

The following is a summary of principal maturities of debt:

June 30, 1997...........................................             $  70,518
June 30, 1998...........................................                 5,619

NOTE 3:  RELATED PARTY TRANSACTIONS

U. S. Equipment, Inc. (Note 2) is 100 % owned by Monica Pilkington who is the wife of Dan Pilkington the president of Rain Forest-Moose, Ltd. Rain Forest Moose, Ltd. owed to U. S. Equipment, Inc. $1,523 and $8,409 on June 30, 1996 and 1995, respectively.

Dan Pilkington is the president of Rain Forest-Moose, Ltd. (Note 2). Rain Forest Moose, Ltd. owed $ 17,319 to Dan Pilkington on June 30, 1995.

NOTE 4: EARNINGS PER COMMON SHARE

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.

SUPPLEMENTAL INFORMATION
RAIN FOREST-MOOSE, LTD
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 1996 and 1995


                           Three Months Ended June 30, Six Months Ended June 30,
                                1996        1995            1996       1995
Operating Expenses:
Accounting..................$  1,500    $      -        $  3,650    $    208
Advertising.................     100       1,497             100       4,352
Amortization................     225           0             450           0
Auto & Truck................   5,746       3,000           8,778      10,667
Bank Charges................       6          15              56         343
Credit Card Fees............     104           0             138           0
Contributions...............     500       5,241             500       6,241
Depreciation................   3,393       2,511           6,785       4,944
Dues & Subscriptions........     220         158             220         471
Entertainment...............       0       1,400               0       1,450
Equipment Rental............       0       1,665               0       2,202
Insurance...................   2,727       2,291           5,327       4,084
Management Expense..........     758          92             851         227
Miscellaneous...............       0         905              18       1,080
Office Expense..............   1,083         944           5,679       1,423
Office Salaries.............   8,502       8,921          17,047      16,084
Other Salaries..............   7,800           0          15,303           0
Payroll Tax Expense.........   1,999       3,992           4,182       4,867
Postage.....................       0          50           1,664         100
Rent........................   6,723       5,851          13,344      14,134
Repairs.....................      45          43             285         142
Sales Commission............   2,000      15,110          18,371      24,706
Supplies....................     817       1,402           1,465       2,227
Taxes & Licenses............     45        1,487             130       2,381
Telephone...................  6,303        2,673          16,286       5,488
Travel...................... 17,857        6,541          40,412        9667
Unemployment Taxes..........  1,154        2,611           1,154       2,611
Utilities...................     84          761           1,443       1,819


TOTAL OPERATING EXPENSES....$70,291      $69,161        $163,638    $121,918
                             =======      =======        =======     ========


         The accompanying notes are an integral part of this schedule.

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

Results of Operations

          The following table sets forth selected results of operations for the three months period and the six months ended June 30, 1995 and 1996 which are derived from the unaudited financial statements of the Company.



                                    For the Three Months Ended June 30,        For the Six Months Ended June 30,
                                        1995                1996                1995                  1996
                                    Amount  Percent      Amount  Percent      Amount    Percent    Amount   Percent
Sales income...................    $ 96,678  100.0 %    $135,485  100.0%      $189,152    100.0%  $337,992    100.0%
                                   --------  -----      --------  -----       --------    -----   --------    -----
Cost of sales:
  Materials....................      11,107   11.5 %      18,371   13.6%        32,334     71.1%    47,066     13.9%
  Warehouse labor..............      14,830   15.3 %       9,841    7.3%        19,102     10.1%    22,322      6.6%
  Freight......................         430       .4         222     .2%            530      .3%     1,183       .4%
                                 ------------------- ------------------ --------------- ------- ----------  -------
                                                   %
    Total Cost of Sales........      26,367   27.2 %      28,434   21.0%        51,967     27.5%    70,571     20.9%
                                  --------- ------    ---------- ------    -----------   ------  ---------   ------
Gross profit...................      70,311   72.8 %     107,051   79.0%       137,185     72.5%   267,421     79.1%
                                  --------- ------    ---------- ------     ----------   ------   --------   ------
Operating expenses.............      69,161   71.5 %      70,291   51.9%       121,918     64.5%   163,638     48.4%
                                  --------- ------   ----------- ------    -----------   ------   --------   ------

Income or (loss)
  from operations..............     1,150     (1.3)%      36,760   27.1%        15,267      8.1%   103,783     30.7%
                                --------- - ------      -------- ------    -----------   ------   --------   ------
Other income and (expense):
  Interest income..............           A     A  %         180     .1%             A       A %       180       A %
  Interest expense.............       (754)      .8%       (367)     .3%       (1,378)       .7%   (2,134)       .6%
                                      -----                                             -------    ------    ------
    Total other income
       and (expense)...........       (754)      .8%       (187)     .1%       (1,378)       .7%                 .6%
                                     -----  -------   --------- -------    ----------   -------        ---  -------
                                                                                                   (1,954)
Income before income taxes.....         396    (.5)%      36,573   27.0%        13,889      7.3%   101,829     30.1%
Income tax expense.............         A        A %    (11,540)  (8.5)%            A        A %  (35,376)     10.5%
                                 ---------- -------   ---------  ------ --------------  ------- ---------    ------
Net Income or (loss)...........  $    396       .5 %   $ 25,033    18.5%    $   13,889      7.3% $ 66,453      19.6%
                                 ==================    ========= ======     ==========   ======  =========   ======

Comparison of the three month and six month periods ended June 30, 1996 and 1995

     Sales income increased (i) $148,840 to $337,992 in the six months ended
                        June 30, 1996 (the "1996 Interim

Period") from $189,152 for the six months ended June 30, 1995 (the "1995 Interim Period") and (ii) $38,807 to $135,485 in the three months ended June 30, 1996 (the "1996 Second Quarter") from $96,678 for the three months ended June 30, 1995 (the "1995 Second Quarter"), an increase of 40 percent. The increase in revenues was due to an increase in the cubic foot volume of sales of Peat Moose Absorbent products during the period. The increase in sales volume was attributable to an improved and growing distribution system and an increase in the demand for the Company's products through additional marketing efforts with more focus on industrial users within particular industries and businesses, especially the oil and gas and transportation industries. Although the cubic foot volume of sales increased significantly in the 1996 Interim Period and the 1996 Second Quarter, cost of sales increased $18,604 from $51,967 in the 1995 Interim Period to $70,571 in the 1996 Interim Period, but decreased as a percent of sales income from 27.5 percent in the 1995 Interim Period to 20.9 in the 1996 Interim Period. Furthermore, cost of sales increased $2,067 from $26,367 in the 1995 Second Quarter to $28,434 in the 1996 Second Quarter, but decreased as a percent of sales income from 27.2 percent in the 1995 Second Quarter to 21 in the 1996 Second Quarter. The decrease as a percent of sales income was attributable to a decrease in costs of materials as a percent of sales from 71.1 percent in the 1995 Interim Period to 13.9 percent in the 1996 Interim Period, and a decrease in warehouse labor from 10.1 to 6.6 percent during the 1996 Interim Period compared to the 1995 Interim Period. The decrease in cost of materials was attributable to higher volume of purchasing and the decrease in warehouse labor costs was attributable to a reduction and reallocation of personnel. Gross profit increased $130,236 from $137,185 in the 1995 Interim Period to $267,421 in the 1996 Interim Period, and as a percent of sales income increased from 72.5 percent in the 1995 Interim Period to 79.1 percent in the 1996 Interim Period. The decrease in cost of materials was attributable to higher volume of purchasing and the decrease in warehouse labor costs was attributable to a reduction and reallocation of personnel. Gross profit increased $36,740 from $70,311 in the 1995 Second Quarter to $107,051 in the 1996 Second Quarter, and as a percent of sales income increased from 72.8 percent in the 1995 Second Quarter to 79 percent in the 1996 Second Quarter.

         Operating expenses increased $41,720 from $121,918 in the 1995 Interim Period to $163,638 in the 1996 Interim Period, an increase of 34.2 percent, but decreased as a percent of sales income from 64.5 percent in the 1995 Interim Period to 48.4 percent in the 1996 Interim Period. Operating expenses increased $1,130 from $69,161 in the 1995 Second Quarter to $70,291 in the 1996 Second Quarter, but decreased as a percent of sales income from 71.5 percent in the 1995 Second Quarter to 51.9 percent in the 1996 Second Quarter. The increase in operating expenses was principally attributable to increases in office expense, telephone and travel expenses associated with increased sales volume.

         Income from operations increased to $103,783 in the 1996 Interim Period, compared to $15,267 in the 1995 Interim Period, a 580 percent increase. In addition, income from operations increased to $36,760 in the 1996 Second Quarter, compared to $1,115 in the 1995 Second Quarter, a 3,097 percent increase. Income from operations was 30.7 percent of sales income in the 1996 Interim Period compared to 8.1 percent in the 1995 Interim Period, which was principally due to the increase in sales volume, while costs of sales and operating expenses did not increase at the same rate of sales volume.

         Net income before income taxes was $103,783 in the 1996 Interim Period (which represented 30.7 percent of income from sales), compared to $15,267 in the 1995 Interim Period (which represented 8.1 percent of income from sales), while net income before income taxes was $36,760 in the 1996 Second Quarter (which represented 27.1 percent of income from sales), compared to $1,150 in the 1995 Second Quarter (which represented 1.3 percent of income from sales). Net income after income taxes was $66,453 in the 1996 Interim Period (which represented 19.6 percent of income from sales), an increase of $52,564 (a 378 percent increase) from $13,889 in the 1995 Interim Period. ). Net income after income taxes was $25,033 in the 1996 Second Quarter (which represented 18.5 percent of income from sales), an increase of $24,637 from $396 in the 1995 Second Quarter.

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

         Income Taxes

         Prior to the RFM Arkansas Acquisition, RFM Arkansas, for federal and state income tax purposes, was taxed as a pass-through entity, and income taxes were not imposed at RFM Arkansas's level of taxation. Therefore, during the 1995 Interim Period no provision for income taxes was made, while during the 1996 Interim Period the provision for income taxes was $35,376.

Liquidity and Capital Resources

         Historically, the Company financed its growth from borrowings and shareholder contributions. Net cash provided by operating activities totaled $50,490 in the 1996 Interim Period, while net cash used by operating activities totaled $37,552 in the 1995 Interim Period. As of June 30, 1996, the Company had working capital of $132,103, compared to working capital of $95,100, at December 31, 1995. In the event the Company's income from sales continue to increase as anticipated by management, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities which may require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $22,927 at June 30, 1996) and borrowings. The increase in cash used in operations will principally be due to the timing differential between the Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

         RFM Arkansas has two separate notes payable to Springdale Bank & Trust Company (the "Bank"), which are secured by certain a vehicle and inventory and accounts receivable and bear interest at 10.25 percent per annum. One note requires monthly principal and interest installment payments of $535 through May 1998 and the other note requires monthly interest payments and matured on June 30, 1997, respectively. At June 30, 1996, the outstanding principal balance of these loans were $11,146 and $60,000, respectively. In addition, RFM Arkansas has an equipment loan with Anchor Financial Corp. which is secured by office equipment, bears interest at 21 percent per annum, and requires monthly principal and interest installment payments of $354 through June 1997. The outstanding principal amount of this loan at June 30, 1996, was $3,468. RFM Arkansas also has an unsecured loan with U.S. Equipment & Services, Inc. (which is wholly-owned by Monica Pilkington, an executive officer and the wife of Dan Pilkington, the President, a Director and major shareholder of the Company) which bears interest at 7.5 percent per annum and is due on demand. The outstanding principal amounts of this loan was $1,523 at June 30, 1996.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27--Financial Data Schedule

         (b)      Reports on Form 8-K

                           Item 5.  Other Events

                           As a result of  unavailability  of,  and  failure  to
                  maintain, accurate records and information relating to the ownership of the outstanding common stock of Rendezvous Trails of America, Inc., the former parent and predecessor of Rain Forest - Moose, Ltd. ("Registrant"), during 1996 Registrant inaccurately reported the number of shares of its outstanding common stock in reports filed with the Commission. The number of Registrant's shares of common stock issued and outstanding as of March 7, 1996 (as reported on the cover of Registrant's Annual Report on Form 10-KSB) was 8,887,622 and as of July 26, 1996, was 9,287,622.

SIGNATURES

         In accordance with the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RAIN FOREST - MOOSE, LTD.
                                            (Registrant)

                                            By: /S/DAN PILKINGTON
                                                ---------------------
                                                Dan Pilkington, President

Date:  August 10,1996