Form 10KSB
period 1996-12-31
RAIN FOREST MOOSE LTD
filed 1997-07-02
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   Form 10-KSB

     |X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

     |_|  Transition report under section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the transition period from             to
                                                     -----------     -----------
Commission file number:  0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                      (Formerly RAIN FOREST - MOOSE, LTD.)
                 (Name of small business issuer in its charter)

         Nevada                                             73-1491593
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

     5703 South Hewitt
     Johnson, Arkansas                                         72741
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (501) 444-8688

Securities to be registered under Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
       None                                               None

Securities to be registered under Section 12(g) of the Act:
                                  Common Stock
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
has been subject to such filing requirements for the past 90 days. Yes   No X
                                                                      --    --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues for its most recent fiscal year was $404,056.

     The voting stock is not trading or quoted; therefore, the aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices is not available or determinable.

     The number of outstanding of Common Stock as of June 1, 1997, was 9,312,622.

                     Transitional Small Business Disclosure
                               Format (Check one):
                                   Yes   No X
                                      --    --

                                TABLE OF CONTENTS


                                                                                                                PAGE

Part I   -1-
Item 1.  Description of Business................................................................................-1-
         General................................................................................................-1-
         Background.............................................................................................-1-
                  Reincorporation Merger........................................................................-1-
                  RFM Arkansas Acquisition......................................................................-1-
         Business...............................................................................................-2-
         Marketing..............................................................................................-2-
         Contractual Arrangements...............................................................................-2-
         Competition............................................................................................-2-
         Government Regulation..................................................................................-3-
         Environmental Matters..................................................................................-3-
         Employees..............................................................................................-3-
Item 2.  Description of Property................................................................................-3-
Item 3.  Legal Proceedings......................................................................................-3-
Item 4.  Submission of Matters to a Vote of Security Holders....................................................-3-

Part II.........................................................................................................-3-
Item 5.  Market for Common Equity and Related Stockholders Matters..............................................-3-
Item 6.  Management's Discussion and Analysis or Plan of Operation..............................................-4-
         Results of Operations..................................................................................-4-
         Liquidity and Capital Resources........................................................................-6-
Item 7.  Financial Statements...................................................................................-7-
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................-7-

Part III........................................................................................................-7-
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act......................................................-7-
Item 10.  Executive Compensation................................................................................-8-
         Compensation of Directors..............................................................................-8-
         Stock Option Plan......................................................................................-8-
         Officer and Director Liability.........................................................................-9-
Item 11.  Security Ownership of Certain Beneficial Owners and Management.......................................-10-
Item 12.  Certain Relationships and Related Transactions.......................................................-10-
Item 13.  Exhibits and Reports on Form 8-K.....................................................................-11-
(a)  Exhibits..................................................................................................-11-
(b)  Reports on Form 8-K.......................................................................................-11-

Part I

Item 1.  Description of Business.

General

         Aarow Environmental Group, Inc., a Nevada corporation (the "Company" or "Aarow Environmental"), through its wholly-owned subsidiary, Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas") , develops, manufactures, markets and distributes absorbent products, principally Peat Moose Absorbent, and provides disposal services for end users of such absorbent products and is licensed to incinerate the absorbent products. The absorbent products are for both industrial and home use.

         The temporary executive offices of Aarow Environmental are located at 5703 South Hewitt, Johnson, Arkansas 72741, and the telephone number of Aarow Environmental is (501) 444-8688.

Background

         Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, Inc.), the former parent of Aarow Envireonmental, was incorporation in April 1970. Since 1986, RTA became inactive and did not conduct any operations or activities through 1995.

         Reincorporation Merger. Aarow Environmental was incorporated in Nevada on February 21, 1996, as Rain Forest - Moose, Ltd., a wholly-owned subsidiary of Rendezvous Trails of America, Inc., an Oklahoma corporation formed in June 1970 ("RTA"). The name of Company was changed from Rain Forest -Moose., Ltd., to Aarow Environmental Group, Ltd., on June 13, 1997. Pursuant to an Agreement and Plan of Merger, dated February 23, 1996, RTA merged with and into Aarow Environmental as the surviving corporation. The merger of RTA with and into Aarow Environmental effectively changed the state of domicile of RTA to Nevada as a result of Aarow Environmental being the surviving corporation and was accounted for as a reorganization of entities under common control which was recorded at historical cost. Pursuant to the Agreement and Plan of Merger, each outstanding share of common stock of RTA was converted into one share of Common Stock, $.001 par value, of Aarow Environmental. Furthermore, on March 5, 1996, Aarow Environmental split each share of its outstanding Common Stock into two shares, which effectively resulted in 4,606,234 shares of Common Stock being issued and outstanding.

         RFM Arkansas Acquisition. Pursuant to a Plan of Reorganization and Agreement of Merger, dated March 5, 1996, RFM Acquisition Corporation of
Oklahoma, Inc., an Oklahoma corporation and wholly-owned subsidiary of Aarow Environmental ("Acquisition Corporation") merged with and into Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas" or "Subsidiary"), and as the surviving corporation, became a wholly-owned subsidiary of Aarow Environmental (the "RFM Arkansas Acquisition"). Under the terms of the Plan of Reorganization and Agreement of Merger, Aarow Environmental issued to the shareholders of RFM Arkansas 3,012,468 shares of Common Stock and 3,000,000 shares of Series I Convertible Preferred Stock of Aarow Environmental in exchange for the issued and outstanding capital stock of RFM Arkansas. The RFM Arkansas Acquisition was accounted for as a reverse acquisition of Aarow Environmental by RFM Arkansas. Therefore, the results of operations and other historical information of Aarow Environmental presented in this Report are those of RFM Arkansas. See "Item 12. Certain Relationships and Related Transactions." Upon consummation of the RFM Arkansas Acquisition, the directors and officers of RFM Arkansas became the directors and officers of Aarow Environmental.

Business

         The Company, through RFM Arkansas, its wholly-owned subsidiary, develops, manufactures, markets and distributes absorbent products, principally Peat Moose Absorbent, and provides disposal services for end users of the absorbent products and is licensed to incinerate the absorbent products for energy recovery. The absorbent products are for both industrial and home use.

Peat Moose Absorbent is an absorbent product consisting of a young blond grade of Canadian sphagnum peat dehydrated at the Company's manufacturing plant located in the choska bottoms near Coweta, Oklahoma. The dehydration process reduces the moisture content of the sphagnum peat to less than 10 percent and is then blended with certain additives. These additives consists of sodium bicarbonate used as a neutralizer and flammable vapor suppressant, an anionic surfactant that allows absorption of water based materials after any oil or hydrocarbon has been absorbed, and a rich, natural organic compost soil enhancer in fertilizer form which consists of a proprietary product which aids in the decomposition of hydrocarbons and accelerates the rate of remediation. The Peat Moose Absorbent is packaged and sold in various container quantities and forms including in loose fill bags, dip pads, cotton covered socks, boxed spill kits, plastic drums and acrylic-ceramic contains.

         The Company provides, as a service to its customers in connection with the sale of the Peat Moose Absorbent products, an incineration disposal service for the used Peat Moose Absorbent products which generally contain hydrocarbons and other environmentally hazardous wastes absorbed by and contained in such used products. This incineration disposal service is provided without cost to the customer and user of the Peat Moose Absorbent products, other than transportation to the disposal facility and represents an `end of liability" disposal service.

         The Company's manufacturing and incineration plant is located in Coweta, Oklahoma and is licensed by the federal Environmental Protection Agency and the Environmental Quality Department of Oklahoma to operate and incinerate the used Peat Moose Products in industrial furnace. Forensic drug testing begins with specimen collection conducted under carefully controlled conditions.

Marketing

         The Company markets its products directly to consumers through both the Company's marketing personnel and independent distributors. Independent distributors are generally are independent contractors and are provided with sales promotional materials. All advertising, promotional and solicitation materials used by distributors must be approved by the Company prior to use. At June 1, 1997, RFM Arkansas had 38 independent distributors.

Contractual Arrangements

         RFM Arkansas sells its products without a formal contract, other than pursuant to a price list. Because RFM Arkansas does not currently have any long-term contracts, the Company is not dependent to any significant degree upon any one customer or contractual relationship with a customer, the termination of which would have a material adverse effect upon the Company.

Competition

         The products manufactured and distributed by the Company compete with other absorbent products primarily on the basis of technical superiority and price. The Company believes that its products compete favorably in each of these categories. Many of the Company's competitors have greater financial resources than the Company and manufacturer and have diversity of other products.

Government Regulation


         The operations of the Company are subject to various federal, state and local regulation which affect businesses generally, such as taxes, postal regulations, labor laws, and environment and zoning regulations and ordinances.

Environmental Matters

         The incineration services provided by the Company are subject to federal, state and local regulation. Failure to comply with current or future federal, state or local environmental laws or regulations could have a material adverse effect on the Company. The Company believes that it has adequately warned its employees of potential risks associated with working at the Company's manufacturing and incineration facilities and has provided a workplace safe from hazard, as required by the Occupational Safety and Health Administration and certain Oklahoma laws.

Employees
Prior to May 12, 1997, the Company had six full-time employees, of which two were employed in manufacturing, and four were employed in sales and marketing and administrative positions, none of which are represented by a labor organization. On May 12, 1997, a new President and Secretary were elected for the Company and the total number of employees was reduced to six.


Item 2.  Description of Property.

         The Company maintains temporary executive office at 5703 South Hewitt, Johnson Arkansas 72741. Prior to May 12, 1997, the Company maintained its executive offices at 4031 B Delmon Lane, Springdale, Arkansas 72762-2179. The Company believes permanent office space is available under favorable terms in the Springdale - Johnson, Arkansas area.

         The Company's manufacturing and waste incineration facilities are located in approximately 5,000 square feet of space at Highway 104 South, Coweta, Oklahoma. The Company considers its current manufacturing and waste incineration facilities to be adequate for its current needs; however, as the Company's product sales volume increases, it may be necessary to either relocate such facilities or establish additional manufacturing and waste incineration facilities in other locations.

Item 3.  Legal Proceedings

         The Company does not have any pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year ended December 31, 1996, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for Common Equity and Related Stockholders Matters

         There is not a market for the Company's Common Stock as of the date of this report, and there has not been any trading of the Common Stock of RTA since 1986. On June 11, 1997, there were approximately 1,157 holders of the Company's Common Stock.

         The Company's dividend policy is to retain its earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. The Company's future earnings and cash flow currently are dependent principally upon the operating results of RFM Arkansas and such dependency may continue indefinitely in the future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

         Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, Inc.), the former parent of Aarow Environmental was incorporation in April 1970. Since 1986, RTA became inactive and did not conduct any operations or activities through 1995 and, as of December 31, 1995, did not have any assets or liabilities. Pursuant to an Agreement and Plan of Merger, dated February 23, 1996, RTA merged with and into Aarow Environmental as the surviving corporation. See "Item 1. Description of Business-Background-Reincorporation Merger." The merger of RTA with and into Aarow Environmental effectively changed the state of domicile of RTA to Nevada as a result of Aarow Environmental being the surviving corporation and was accounted for as a reorganization of entities under common control which was recorded at historical cost. RFM Arkansas was formed on March 15, 1994. As a result of the RFM Arkansas Acquisition, RFM Arkansas became a wholly-owned subsidiary of Aarow Environmental which was accounted for as a reverse acquisition of Aarow Environmental by RFM Arkansas under the purchase method of accounting. Therefore, the following discussion and analysis of results of operations discussed below are only those of RFM Arkansas prior to the RFM Arkansas Acquisition. See "Item 1. Description of BusinessABackgroundARFM Arkansas Acquisition" and "Item 12. Certain Relationships and Related Transactions."

Results of Operations

     The following table sets forth selected results of operations for the for the fiscal years ended December 31, 1995, and December 31, 1996, which are derived from the audited financial statements of RFM Arkansas. See "Item 1. Description of Business-Background-RFM Arkansas Acquisition."


                                              For the Fiscal Year Ended     For the Fiscal Year Ended
                                                   December 31, 1995             December 31, 1996
                                              Amount       Percent   Amount         Percent

Sales income ..............................   $ 630,194    100.00%   $ 404,056      100.0%
                                              ---------    ------    ---------      ------
Cost of Sales:
    Materials .............................     137,232      21.8%     113,269       28.0%
    Warehouse labor .......................     105,645      16.8%      49,202       12.2%
    Freight ...............................       2,091        .3%       1,183         .3%
                                              ---------     ------    ---------      -----
        Total Cost of Sales ...............     244,968      38.9%     163,654       40.5%
                                              ---------     ------    ---------      -----
Gross Profit ..............................     385,226      61.1%     240,402       59.5%
                                              ---------     ------    ---------      -----
Operating Expenses ........................     318,069      50.5%     290,044       71.8%
                                              ---------     ------    ---------      -----
Income or (loss) from operations ..........      67,157      10.6%     (49,642)      12.3%
                                              ---------     ------    ---------      -----
Other Income and (expense):
    Interest income .......................         120        --          934         .2%
    Interest Expense ......................      (9,365)      1.5%      (4,463)       1.1%
    Payroll Tax Penalties and Interest ....      (2,087)       .3%     (16,017)       4.0%
    Extraordinary Item ....................        --          --      (33,493)       8.3%
                                              ---------     ------    ---------      -----
         Total other income and (expense) .     (11,332)      1.8%     (53,039)      13.1%
                                              ---------     ------    ---------      -----
Net Income or (Loss) ......................   $  55,825       8.8%   ($102,681)      25.4%
                                              ---------     ------    ---------      -----


         Comparison of Fiscal 1995 and 1996

         Sales income decreased to $404,056 in 1996 from $630,194 for 1995, a decrease of 36 percent. The decrease in sales was primarily the result of the loss of $119,282 worth of finished inventory to fire on August 8, 1996, and the resultant effect on the Company's cash flow and operations. This inventory was insured by Loyds of London for cost less a $100 deductible. A claim has been filed and the Company expects payment from the insurer for the full insured amount. The decreased sales during 1996 resulted in total costs of sales decreasing to $163,654 in 1996, compared to $244,968 for 1995, a decrease of 33%. The decrease in total cost of sales resulted from (i) a 17% decrease in cost of materials from $137,232 in 1995, to $113,269, in 1996, (ii) a 53%
decrease in warehouse  labor cost from $105,645 in 1995 to $49,202 in 1996,  and
(iii) a 43% decrease in the cost of freight from $2,091 in 1995 to $1,183 in 1996. Gross profit decreased 37% from $385,226 in 1995 to $240,044 in 1996.

         Operating expenses decreased from $385,226 in 1995 to $290,044 for 1996, a 24% decrease. The decrease in operating expenses was the result of the reduced operations following August 8, 1996, causality loss.

     The Company experienced a $49,642 loss from operations in 1996 as compared to a $67,157 gain from operations in 1995.

         Interest expense decreased from $9,365 in 1995 to $4,463 in 1996, a 52% decrease. Payroll tax penalties and interest increased to $16,546 in 1996 from $2,087 in 1995, a 793% increase. The Company also experienced an extraordinary loss of $33,493 as the result of being required to write off as not collectable a loan to the former president of the Company. Such items combined with a $49,642 loss from operations resulted in the a $102,681 loss for 1996 as compared with net income of $55,825 for 1995.

         Quarterly Results of Operations

         RFM Arkansas' operations are affected by seasonal trends principally based upon weather conditions affecting the oil and gas and transportation industries. In RFM Arkansas' experience, sales volume tends to be higher in the second, third and fourth calendar quarters and lower in the first quarter. Because the general and administrative expenses associated with maintaining and adding to RFM Arkansas' manufacturing work force are relatively fixed over the short term, RFM Arkansas' margins tend to increase in periods of higher sales volume and decrease in periods of lower sales volume. These effects are not always apparent because of the impact and timing of factors which are beyond the control of RFM Arkansas. Nevertheless, RFM Arkansas' results of operations for a particular calendar quarter may not be indicative of the results to be expected during other quarters.

         Income Taxes

         Prior to the RFM Arkansas Acquisition, RFM Arkansas, for federal and state income tax purposes, was taxed as a pass-through entity, and income taxes were not imposed at RFM Arkansas's level of taxation.
Therefore, no provision for income taxes has been made.

Liquidity and Capital Resources

         Historically, RFM Arkansas has financed its growth from borrowings and shareholder contributions. Net cash provided by operating activities totaled $38,020 in 1996, as compared with net cash provided by operating activities totaled $34,772 in 1995. As of December 31, 1996, the Company had a working capital of deficit of $1,984, compared to working capital of $95,100, at December 31, 1995. The working capital deficit is the result of the suspension of operations following the August 8, 1996, casualty loss and the write-off of the note in the amount of $33,493. Additional net cash is expected to be provided by the recovery of the insurance claim for the casualty loss in the amount of $119,182, and the resumption of manufacturing and marketing activities.
         During 1996, the Company experienced operating difficulties as a result of lack of working capital following the August 8, 1996, casualty loss and the operational decline. The Company also experienced a period of inadequate management until the election of new management for the Company on May 12, 1997. The new Management for the Company has begun a plan to recapitalize the Company and to reestablish the relationships with its distributors. There is no assurance that the Company will be successful in its efforts to implement its plan for recapitalization and the resumption of full operations. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

         As of December 31, 1996, RFM Arkansas had two long-term loans from Springdale Bank & Trust Company (the "Bank"), which were secured by certain a vehicle and inventory and accounts receivable, bear interest at 10.5 percent per annum, and required monthly principal and interest installment payments of $535 through May 1998 and monthly interest payments. At December 31, 1996, the outstanding principal balance of these loans were $9,372 and $30,000, respectively. On February 24, 1997, Springdale Bank and Trust called the note in the amount of $9,372 which was in default and obtained possession of the collateral which was a 1990 GMC truck. At December 31, 1995, RFM Arkansas had an equipment loan with Anchor Financial Corp. secured by office equipment, bears interest at 21 percent per annum, and requiring monthly principal and interest installment payments of $354 through June 1997. The outstanding principal amount of this loan at December 31, 1996, was $1,173. At December 31, 1995, RFM
Arkansas also had two unsecured loans with U.S. Equipment & Services, Inc. (which is wholly-owned by Monica Pilkington, who was, prior to May 12, 1997, an executive officer and the wife of the President, a Director and major shareholder of the Company) and with Dan Pilkington (who was prior to May 12, 1997, the President, Director and major shareholder of the Company) each of which bore interest at 7.5 percent per annum, and which were due on demand. The outstanding principal amounts of these loans were $8,409 and $17,319, respectively, at December 31, 1995. During 1996, it was determined that Dan Pilkington had had unauthorized loans to himself which resulted in the note receivable write-off in the amount of $33,493. In connection with the resolution of the note receivable from Dan Pinkington, the loans from U.S. Equipment & Services, Inc., and from Dan Pinkington were also discharged.




Item 7.  Financial Statements

         The response to this Item is set forth herein in a separate section of this Report, beginning on page F-2

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements of the type required to be reported under this Item between management of the Company and its independent accountant during 1995 and 1996.

Part III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information with respect to each executive officer and director of Rain Forest and RFM Arkansas. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting and until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company authorize the Board of Directors to be constituted of not less than one and such number as the Board of Directors may from time to time determine by resolution or election. The Board currently consists of three members.


Name                                           Age             Position with Aarow      Position with RFM Arkansas
                                                                   Environmental
---------------------                          ---          --------------------------  --------------------------
Stan Sisemore(1)..............................  49          President, Chief Executive  President, Chief Executive
                                                            Officer, and Chairman       Officer, and Chairman
                                                            of the Board                of the Board
Jeff Martin(1)(2).............................  35          Executive Vice President    Executive Vice President
                                                            and Director                and Director
Lloyd Phillips(1).............................  51          Secretary and Director      Secretary and Director



     (1) As the holders of 1/3 each of the outstanding Series I Convertible Preferred Stock, Mr. Sisemore, Mr. Martin, and Mr. Phillips combined hold approximately 58 percent of the outstanding voting rights of the shareholders of the Company. Therefore, Mr .Sisemore, Mr. Martin, and Mr. Phillips acting in unison may be able to elect all members of the Board of Directors of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     (2)  Member of the Stock Option Committee. See "AStock Option Plan," below.

          The executive officers of the Company and RFM Arkansas devote their full-time to the Company's business.

         The following is a brief description of the business background of the executive officers and directors of the Rain Forest and RFM Arkansas:

         Stan Sisemore has been Chairman of the Board, President and Chief Executive Officer, and a Director of the Company and RFM Arkansas since May 12, 1997. Mr. Sisemore also serves as a menber of the Stock Option Committee. From April 1995, Mr. Sisemore served as marketing director of the Company and will continue to also function in that capacity. From April 1991 until April 1995, Mr. Sisemore served as Executive Vice President of Magnadyne Industries, Inc., a company holding over 25 patents related to Magnetic D.C. Motor technology and Magnetic Energy. He is also a stockholder in Magnadyne. Mr. Sisemore has been involved in marketing and manufacturing for twenty years and has been involved in product development for the past ten years. During his employment with the Company he has been involved in the development of the absorbent program for the Company.

         Jeff Martin is Executive Vice President and a Director of the Company and RFM Arkansas and serves as a member of the Stock Option Committee. Prior to becoming employed with the Company and RFM Arkansas in September 1994, Mr. Martin was employed by First Brands Corporation as operations manager of packaging plant operations which responsibilities included safety, quality and production coordinator and as Industrial Engineer at Wire Mold Corporation where he was responsible for product enhancement.. Mr. Martin received an Associate of Arts Degree in 1993 from Mississippi County Community College and attended the University of Arkansas with studies focused on engineering.

         Lloyd Phillips was elected as Secretary and a Director of the Company on May 12, 1997. Prior to his employment with the Company Mr. Phillips was president of a large manufactured homes company and has been involved in the management and development of the poultry and egg industry for the past eighteen years. Mr.
Phillips has also has a broad background in sales and marketing.

         During 1996 and until his removal in March, 1997, Dan Pilkington held the positions of Chairman of the Board, President and Chief Executive Officer of the Company and of RFM Arkansas.

Item 10.  Executive Compensation

         The following table sets forth certain information with respect to the total cash compensation, paid or accrued, of the President of the Company and RFM Arkansas and each of executive officer that during 1996 received compensation in excess of $100,000. Because Rendezvous Trails of America, Inc. (the former parent of Aarow Environmental) was in active during 1993 through 1996, its President and other executive officers were not paid any executive compensation nor was any accrued during such years. Furthermore, because the Company and RFM Arkansas were, inactive during much of 1996, the President and other executive officers of RFM Arkansas were not paid any executive compensation nor was any accrued during 1996.


                                                                                                Annual Compensation
                                                                                              ---------------------
                                                                                                          All Other
Name and Principal Position                               Year(1)        Salary(2)       Bonus(3)      Compensation
---------------------------                               ------         ---------       --------      ------------
Dan Pilkington..........................................  1996.......         $--           $ --              $ --
   President and Chief Executive Officer                  1995.......         $--           $ --              $ --
   of RFM Arkansas


(1) The executive officers, including the President, were not paid any executive compensation during 1993 or 1994 nor was any accrued during such year.
(2) Dollar value of base salary (both cash and non-cash) earned during the year.
(3)  Dollar value of bonus (both cash and non-cash) earned during the year.

Compensation of Directors

         The directors of Aarow Environmental and RFM Arkansas are employees of Aarow Environmental and are not currently compensated for attending meetings of directors and committees of the Board of Directors, but are reimbursed out-of-pocket expenses.

Stock Option Plan

         The company established the Rain Forest - Moose, Ltd. 1996 Stock Option Plan (the "Stock Option Plan" or the "Plan") in February 1996. The Plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and nonincentive stock options ("NSO Options") with or without SARs to employees and consultants of the Company, including employees who also serve as directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 2,500,000.
Options have not been granted under the Plan as of the date of this Report.

         The Stock Option Committee, which is currently comprised of Messrs. Sisemore and Martin, administers and interprets the Plan and has authority to grant options to all eligible employees and determine the types of options, with or without SARs, granted, the terms, restrictions and conditions of the options at the time of grant, and whether SARs, if granted, are exercisable at the time of exercise of the Option to which the SAR is attached.

         The option price of the Common Stock is determined by the Stock Option Committee, provided such price may not be less than the fair market value of the shares on the date of grant of the option. The fair market value of a share of the Common Stock is determined by averaging the closing high bid and low asked quotations for such share on the date of grant of the option or, if not quoted, by the Stock Option Committee. Upon the exercise of an option, the option price must be paid in full, in cash or with an SAR. Subject to the Stock Option Committee's approval, upon exercise of an option with an SAR attached, a participant may receive cash, shares of Common Stock or a combination of both in an amount or having a fair market value equal to the excess of the fair market value, on the date of exercise, of the shares for which the option and SAR are exercised over the option exercise price.

         Options granted under the Plan may not be exercised until six months after the date of the grant and rights under an SAR may not be exercised until six months after the SAR is attached to an option, if not attached at the time of the grant of the option, except in the event of death or disability of the participant. ISO Options and any SARs are exercisable only by participants while actively employed as an employee or a consultant by Rain Forest or a subsidiary of Rain Forest, except in the case of death, retirement or disability. Options may be exercised at any time within three months after the participant's retirement or within one year after the participant's disability or death, but not beyond the expiration date of the option. No option may be granted after December 28, 2005. Options are not transferable except by will or by the laws of descent and distribution.

Officer and Director Liability

         The Certificate and Bylaws of Aarow Environmental provide that the Company shall indemnify its directors and officers to the full extent permitted by the Nevada General Corporation Law. Under such provisions, any director or officer, who in his capacity as such, is made or threatened to be made, a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the Company. The Certificate and Bylaws of the Company and the Nevada General Corporation Law further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Certificate, the Bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Act may be permitted to directors and officers of Aarow Environmental pursuant to the foregoing provisions, or otherwise, Aarow Environmental has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table presents certain information as to the beneficial ownership of the Common Stock and Series I Convertible Preferred Stock as of June 11, 1997, of (i) each person who is known to Aarow Environmental to be the beneficial owner of more than five percent thereof, (ii) each current director and executive officer of Aarow Environmental, and (iii) all current executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship between the executive officers and directors of Aarow Environmental.



                                                               Series I Convertible
                                                                  Preferred Stock               Common Stock
                                                          ---------------------------   -------------------------
                                                                Shares     Percent of         Shares   Percent of
                                                          Beneficially          Share   Beneficially        Share
                                                                 Owned    Outstanding          Owned    Ownership
                                                          ------------    -----------   ------------   ----------
Stanley   L.   Sisemore(1)...............................    1,000,000          33.3%      4,605,000       25.15%

Jeff    Martin...........................................    1,000,000          33.3%      3,250,000       17.75%

Lloyd   W.   Phillips....................................    1,000,000          33.3%      3,000,000       16.38%

Executive Officers and Directors as a group
    (three persons)(1)...................................    3,000,000         100.0%     10,855,000       59.28%


     (1) With respect to the Common Stock, includes 9,000,000 shares issuable upon conversion of the Series I Convertible Preferred Stock.


Item 12.  Certain Relationships and Related Transactions

         Set forth below is a description of transactions entered into between Aarow Environmental and RFM Arkansas and certain of its officers, directors, and shareholders during the last two years. Certain of these transactions will continue in effect and may result in conflicts of interest between the Company and such individuals. Although these persons have fiduciary duties to the Company and its shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

         Pursuant to a Plan of Reorganization and Agreement of Merger, dated February 23, 1996, Dan Pilkington and Jeff Martin exchanged their shares of the capital stock of RFM Arkansas for 1,597,468 and 250,00 shares of Common Stock, respectively, and Mr. Pilkington also received 3,000,000 shares of Series I Convertible Preferred Stock. See "Item 1. Description of BusinessABackgroundAFRM Arkansas Acquisition." The Series I Convertible Preferred Stock is convertible into 9,000,000 shares of Common Stock of Rain Forest. In connection with RFM Arkansas Acquisition and the transactions related thereto, an independent determination of fairness and reasonableness of the terms of the transactions was not obtained; however, the transactions were negotiated on an arms'-length basis by the respective parties and are believed to have been fair by respective parties and management of Rain Forest.

         From time to time Dan Pilkington, the former President and Chairman of the Board, has made loans to RFM Arkansas in the form of due on demand loan, which bear interest at the rate of 7.5 percent per annum. At December 31, 1994 and 1995, the aggregate outstanding principal amounts of such loans were $32,171 and $17,319, respectively. At December 31, 1996, these loans had been discharged in connection with the resolution of unauthorized loans from the Company to Mr. Pilkington.

         U.S. Equipment & Services, Inc., which is wholly owned by Monica Pilkington who is an a former executive officer of Aarow Environmental and RFM Arkansas and the wife of Mr. Pilkington, made an unsecured loan to RFM Arkansas, which bears interest at the rate of 7.5 percent per annum. At December 31, 1994 and 1995, the outstanding principal amount of such loan was $17,362 and $8,409, respectively. At December 31, 1996, these loans had been discharged in connection with the resolution of unauthorized loans from the Company to Mr. Pilkington

Item 13.  Exhibits and Reports on Form 8-K

     2.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc., Rain Forest - Moose, Ltd., dated February 23, 1996.*

     2.2 Plan of Reorganization and Agreement of Merger among Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996.*

     3.1 Articles of Incorporation of Rain Forest - Moose, Ltd., a Nevada corporation.*

     3.2  Bylaws of Rain Forest - Moose, Ltd.*

     4.1  Form of Certificate of Common Stock of Rain Forest - Moose, Ltd.*

     4.2 Agreement and Plan of Merger among Rendezvous Trails of America, Inc., and Rain Forest - Moose, Ltd., dated February 23, 1996, filed as
          Exhibit 2.1 hereto.*

     4.3 Plan of Reorganization and Agreement of Merger among Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996, filed as Exhibit 2.2 hereto.*

     4.4 Certificate of the Powers Designation, Rights and Preferences for the Series I Convertible Preferred Stock of Rain Forest - Moose, Ltd., dated March 5, 1996.*

     4.4 Registration Rights Agreement between Rain Forest - Moose, Ltd. and Dan Pilkington, dated March 5, 1996.*

     4.5 Rain Forest - Moose, Ltd. 1996 Stock Option Plan, adopted February 21, 1996.*

     10.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc. and Rain Forest - Moose, Ltd., dated February 23, 1996, filed as
          Exhibit 2.1 hereto.*

     10.2 Plan of Reorganization and Agreement of Merger among Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated January 19, 1996, filed as Exhibit 2.2 hereto.*

     21.1 Subsidiary of Registrant.*

     27   Financial Data Schedule

--------------------------------------------------------------

*        Incorporated by reference to Form 10-KSB dated March 8, 1996

(b)  Reports on Form 8-K
         There were no reports on Form 8-K filed with the Commission during the last quarter of 1996.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AAROW ENVIRONMENTAL GROUP INC.
                                                              (Registrant)


                                                     By: /S/STANLEY L. SISEMORE
                                                  ------------------------------
                                                  Stanley L: Sisemore, President
Date:  June   ,1997

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Name                                    Title                     Date


                            Chief Executive Officer, President and
  /S/STANLEY L. SISEMORE    Chairman of the Board                   June __,1997
------------------------
    Stanley L. Sisemore


                            Executive Vice President
  /S/JEFF MARTIN            and Director                            June __,1997
------------------------
    Jeff Martin



  /S/LLOYD W. PHILLIPS      Secretary                               June __,1997
------------------------
    Lloyd W. Phillips

                          INDEX TO FINANCIAL STATEMENTS


AAROW ENVIRONMENTAL GROUP, INC.
 Independent Auditors Report.............................................  F-2

 Balance Sheet, December 31, 1996 and 1995...............................  F-3

 Statements of Income and Retained Earnings for the Twelve Months Ended
 December 31, 1996 and the Twelve Months Ended December 31, 1995.........  F-4

 Statements of Cash Flows for the Twelve Months Ended December 31, 1996
 and the Twelve Months Ended December 31, 1995...........................  F-5

 Notes to Financial Statements...........................................  F-6

                         AAROW ENVIRONMENTAL GROUP, INC.
                       ( Formerly RAIN FOREST MOOSE, LTD.)
                              FINANCIAL STATEMENTS

              For the Twelve Months Ended December 31, 1996 and the
                      Twelve Months Ended December 31, 1995

                           INDEPENDENT AUDITORS REPORT



To the Board of Directors
and Stockholders of
Rain Forest Moose, LTD
Springdale, AR


I have audited the accompanying balance sheets of Rain Forest Moose, Ltd. (a public corporation) as of December 31, 1996 and December 31, 1995 and the related statements of income and retained earnings, cash flows, and supplemental information for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rain Forest Moose, Ltd. as of December 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's significant operating loss, working capital deficit, and lack of adequate management raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Springdale, AR
June 2, 1997

RAIN FOREST MOOSE, LTD
BALANCE SHEET
As of December 31, 1996 and December 31, 1995

                                                                          Dec. 31,    Dec. 31,
                                                                              1996       1995
                                                                          --------   --------
Assets

Current Assets:
Cash and Cash Equivalents .............................................   $  2,147   $  3,008
Accounts Receivable ...................................................          0     50,227
Employee Receivables ..................................................          0      1,972
Prepaid Expenses ......................................................          0        822
Inventory .............................................................     31,626    154,898
Insurance Claim .......................................................    119,182          0
                                                                          --------   --------
                                                   TOTAL CURRENT ASSETS   $152,954   $210,927

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
                    depreciation of $ 23,730 and $ 11,158 respectively)     46,005     57,525

Other Assets
Organization Costs (net of accumulated
         amortization of  $ 1,575 and $ 675) ..........................      2,925      3,825
                                                                          --------   --------

                                                           TOTAL ASSETS   $201,884   $272,277
                                                                          ========   ========

Liabilities and Stockholders Equity

Current Liabilities:
Bank Overdraft ........................................................   $      0   $  2,151
Accounts Payable ......................................................     20,309     15,603
Payroll Taxes Payable .................................................     67,005     32,325
Sales Tax Payable .....................................................          0         31
Accrued Interest Payable ..............................................        733      1,313
Current Portion of Long Term Notes ....................................     66,891     64,404
                                                                          --------   --------
         TOTAL CURRENT LIABILITIES ....................................   $154,938   $115,827

LONG TERM LIABILITIES .................................................      3,654     10,477
                                                                          --------   --------
TOTAL LIABILITIES .....................................................   $158,592   $126,304

Stockholders Equity
Common Stock at Dec. 31, 1996, $ 0.001 par value, 30,000,000 shares ...   $  7,619   $      5
     authorized,  9,312,622 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares .......      3,000          0
     authorized, 3,000,000 shares issued and outstanding,
     one share convertible for three shares common
Paid in Capital .......................................................     99,881    110,495
Retained Earnings .....................................................    (67,208)    35,473
                                                                          --------   --------
TOTAL STOCKHOLDERS EQUITY .............................................   $ 43,292   $145,973
                                                                          --------   --------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY ....................   $201,884   $272,277
                                                                          ========   ========



SEE ACCOUNTANTS REPORT AND NOTES
RAIN FOREST MOOSE, LTD

STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Twelve Months Ended December 31, 1996 and the Twelve Months Ended December 31, 1995


                                                                Dec. 31              Dec. 31,
                                                                 1996                  1995
                                                           ---------------       ---------------
Sales Income                                               $       404,056       $       630,194

Cost of Sales
         Materials                                         $       113,269       $       137,232
         Warehouse Labor                                            49,202               105,645
         Freight                                                     1,183                 2,091
                                                           ---------------       ---------------
Total Cost of Sales                                        $       163,654       $       244,968
                                                           ---------------       ---------------

         GROSS PROFIT                                      $       240,402       $       385,226

Operating Expenses                                                 290,044               318,069
                                                           ---------------       ---------------

         GAIN  OR (LOSS) FROM OPERATIONS                   ($       49,642)      $        67,157

Other Income and (Expenses)
         Interest Income                                   $           934       $           120
         Interest Expense                                  (         4,463)      (         9,365)
         Payroll Tax Penalties and Interest                (        16,017)      (         2,087)
                                                           ----------------      ----------------
Total Other Income and (Expense)                           ($       19,546)      ($       11,332)
                                                           ----------------      ----------------

         INCOME OR (LOSS) BEFORE
         EXTRAORDINARY ITEM                                ($       69,188)      $        55,825

         Extraordinary Item-Note Receivable                (        33,493)                    0
                                                           ----------------      ---------------

         NET INCOME OR (LOSS)                              ($      102,681)      $        55,825

Retained Earnings at Beginning of Year                              35,473       (        20,352)
                                                           ---------------       ----------------

         RETAINED EARNINGS AT END OF YEAR                  ($       67,208)      $        35,473
                                                           ================      ===============




SEE ACCOUNTANTS REPORT AND NOTES
RAIN FOREST MOOSE, LTD
STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31, 1996 and the Twelve Months Ended December 31, 1995

                                                                                          Dec. 31,              Dec. 31,
                                                                                            1996                  1995
                                                                                      ---------------       ----------
         CASH FLOWS FROM OPERATING ACTIVITIES
Net Income or (Loss)                                                                  ($      102,681)      $        55,825
     Adjustments to reconcile net loss to net cash provided
     by operating activities
Depreciation                                                                                   12,572                 9,732
     Amortization                                                                                 900                   675
     Extraordinary Item-Note Receivable                                                        33,493                     0
     (Increase) decrease in:
Accounts Receivable                                                                            50,227       (        47,226)
Employee Receivable                                                                             1,972       (           400)
Prepaid Expenses                                                                                  822       (           822)
Inventory                                                                                     123,272       (        24,672)
Insurance Claim                                                                       (       119,182)                    0
Increase (decrease) in:
Bank Overdraft                                                                        (         2,151)                1,722
Accounts Payable                                                                                4,706                 7,417
Payroll Taxes Payable                                                                          34,681                32,325
Sales Taxes Payable                                                                   (            31)                   31
Accrued Interest Payable                                                              (           580)                  165
                                                                                      ----------------      ---------------
              NET CASH PROVIDED (USED)
              BY OPERATING ACTIVITIES                                                 $        38,020       $        34,772

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Equipment                                                            ($        1,052)      ($       52,612)
     Organization Costs                                                                             0       (         4,500)
     Extraordinary Item-Note Receivable                                               (        33,493)                    0
                                                                                      ----------------      ---------------
              NET CASH PROVIDED (USED)
              BY INVESTING ACTIVITIES                                                 ($       34,545)      ($       57,112)

CASH FLOWS FROM FINANCING ACTIVITIES
     New borrowings
     Long-Term                                                                         $            0        $       27,205
     Short-Term                                                                                     0                80,900
Debt Reduction
     Long-Term                                                                        (         4,336)      (        82,757)
                                                                                ----------------------        --------------
              NET CASH PROVIDED (USED)
              BY FINANCING ACTIVITIES                                                 ($        4,336)      $        25,348
                                                                                      ----------------      ---------------

              NET INCREASE (DECREASE) IN CASH                                         ($          861)      $         3,008

CASH AT BEGINNING OF YEAR                                                                       3,008                     0
                                                                                      ---------------       ---------------
              CASH AT END OF YEAR                                                     $         2,147       $         3,008
                                                                                      ===============       ===============
SUPPLEMENTAL DISCLOSURES
Interest Paid                                                                         $         4,463       $         9,365


SEE ACCOUNTANTS REPORT AND NOTES

         RAIN FOREST MOOSE, LTD
         NOTES TO FINANCIAL STATEMENTS
         For the Twelve Months Ended December 31, 1996 and the Twelve Months Ended December 31, 1995

         STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

         Nature of Business

         The Company develops, manufactures, markets and distributes absorbent products, principally Peat Moose Absorbent, and provides disposal services for end users of the absorbent products and is licensed to incinerate the absorbent products for energy recovery. The absorbent products are for both industrial and home use. Peat Moose Absorbent is an absorbent product consisting of a young blond grade of Canadian sphagnum peat which has been dehydrated and blended with certain additives. The most significant additive is a proprietary product which aids in the decomposition of hydrocarbons and accelerates the rate of remediation. The Peat Moose Absorbent is packaged and sold in various container quantities and forms including loose fill bags, dip pads, cotton covered socks, boxed spill kits, plastic drums and acrylic-ceramic containers.

         Basis of Accounting

         The  financial   statements  of  Rain  Forest  Moose,   Ltd,  a  public
         corporation, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when incurred.

         Inventory

         Inventory is carried at the lower of cost or market and consists of raw materials and ready to sell products.

         Property and Equipment

         Property and Equipment are recorded at acquisition cost. Depreciation is computed using straight line methods by charging against earnings amounts sufficient to amortize the cost of the related assets over their estimated useful lives.

         Income Taxes

         No allowance has been made for income tax expense for the year ended December 31, 1995 because the company was a recognized subchapter S corporation and as such the income from the corporation was passed through to the stockholders and taxed on their personal returns.







         SEE ACCOUNTANTS REPORT

         RAIN FOREST MOOSE, LTD
         NOTES TO FINANCIAL STATEMENTS
         For the Twelve Months Ended December 31, 1996 and the Twelve Months Ended December 31, 1995

         Note-1: Insurance Claim

         On August 8, 1996 a fire destroyed $ 119,282 worth of finished inventory. This inventory was insured by Loyds of London for cost less a $ 100 deductible. The company has submitted a claim for payment and expects payment from the insurer for the full insured amount.

         Note-2:  Property , Plant and Equipment

         All assets are recorded at original cost. Depreciation is calculated using the straight line method, lives are five years for autos and office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements. A schedule of assets is as follows:


                                                     December 31, 1996
                                                                               Accum.                 Depr.
                                                          Cost                  Depr.                Expense
                                                     -------------         -------------         -----------
         Auto                                        $      42,639         $      13,563         $       7,750
         Office Equipment                                   14,139                 5,953                 2,888
         Equipment                                           8,061                 3,030                 1,444
         Leasehold Improvements                              4,896                 1,184                   490
                                                     -------------         -------------         -------------
         Total                                       $      69,735         $      23,730         $      12,572
                                                     =============         =============         =============

         The autos are pledged as collateral to Springdale Bank and Trust of Springdale, AR.

                                                     December 31, 1995
                                                                               Accum.                 Depr.
                                                          Cost                  Depr.                Expense
                                                     -------------         -------------         -----------
         Auto                                        $      42,639         $       5,813         $       5,813
         Office Equipment                                   13,387                 3,065                 2,337
         Equipment                                           8,061                 1,586                1,2,15
         Leasehold Improvements                              4,896                   694                   367
                                                     -------------         -------------         -------------
         Total                                       $      68,683         $      11,158         $       9,732
                                                     =============         =============         =============


         The autos are pledged as collateral to Springdale Bank and Trust of Springdale, AR.







         SEE ACCOUNTANTS REPORT

         RAIN FOREST MOOSE, LTD
         NOTES TO FINANCIAL STATEMENTS
         For the Twelve Months Ended December 31, 1996 and the Twelve Months Ended December 31, 1995


         Note-3: The company's Long Term debt consists of the following:


                                                                                 Dec. 31,                  Dec. 31,
                                                                                   1996                      1995
                                                                             ----------------      ----------------
         Anchor Financial, 21 % interest, $ 354.39 per month                 $          1,173      $          5,462
         Maturity Date:  6-30-1997
         Secured by computer printers and a copier

         Springdale Bank & Trust, 10.25%, $ 534.58 per month                            9,372                13,691
         Maturity Date:  5-10-98
         Secured by 90 GMC truck

         Springdale Bank & Trust, 10.25%, Monthly Int. Only                            60,000                30,000
         Maturity Date  6-21-97
         Secured by Inventory and A/R

          U.   S. Equipment, Inc. 7.5%, Payable on Demand                                   0                 8,409
         Maturity Date Payable on Demand
         Unsecured

         Note Payable Dan Pilkington, 7.5%, Payable on Demand                                                17,319
         Maturity Date Payable on Demand
         Unsecured

         Current Portion of Long Term debt                                   (         66,891)     (         64,404)
                                                                             -----------------     -----------------

         Long Term debt, less current portion                                $          3,654      $         10,477
                                                                             ================      ================


         The following is a summary of principal maturities of long term debt during the next five years:

                  1997                                          $         66,891
                  1998                                                     3,654

       Note-4: Related Party Transactions and Extraordinary Item-Note Receivable

         At December 31, 1996 Dan Pilkington was the president of the Company. As president, Mr. Pilkington made various unauthorized loans to himself which totaled $ 33,493. These transactions were originally recorded as a note receivable from officer. It has been determined that this receivable is not collectable and is being recognized as an extraordinary item on the December 31, 1996 income statement.




         SEE ACCOUNTANTS REPORT

         RAIN FOREST MOOSE, LTD
         NOTES TO FINANCIAL STATEMENTS
         For the Twelve Months Ended December 31, 1996 and the Twelve Months Ended December 31, 1995

         Note-5:  Going Concern

         As shown in the accompanying financial statements, the Company has incurred a sizable loss for the year ended December 31, 1996 and has a deficit in working capital. Due to inadequate management there has been a reduction in the number of distributors for the Company's product resulting in a corresponding drop in overall sales. As discussed in
         Note 6 the existing president at December 31, 1996 was removed and new officers were elected. The new management has begun a plan to recapitalize the Company and to reestablish the relationship with the distributors. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Note-6:  Subsequent Events

         Subsequent to the balance sheet date the president at December 31, 1996 was replaced and a new president, officers, and board of directors were elected on May 12, 1997.

         On February 24, 1997 Springdale Bank and Trust, a note holder, called a note in the amount of $ 9,372 that was in default. Springdale Bank and Trust obtained possession of the collateral which was a 90 GMC truck.










         SEE ACCOUNTANTS REPORT

                            SUPPLEMENTAL INFORMATION

RAIN FOREST MOOSE, LTD
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1996 and
the Twelve Months Ended December 31, 1995
                                          Dec. 31,              Dec. 31,
                                              1996                  1995
                                   ---------------          ------------
Operating Expenses
Accounting                         $        21,371          $      2,666
Advertising                                    100                 7,617
Amortization                                   900                   675
Auto & Truck                                11,391                22,448
Bank Charges                                    98                 2,206
Contributions                                  500                11,313
Contract Labor                              20,094                     0
Depreciation                                12,572                 9,732
Dues & Subscriptions                           641                 1,020
Entertainment                                    0                 5,350
Equipment Rental                               171                 6,361
Insurance                                    9,316                 7,112
Management Expense                           1,345                   350
Miscellaneous                                  739                 1,514
Office Expense                               7,307                 3,684
Office Salaries                             31,435                44,261
Payroll Tax Expense                          8,166                 9,837
Postage                                      1,664                   204
Rent                                        25,483                28,454
Repairs                                        285                   399
Sales Commission                            26,103                72,111
Supplies                                    22,453                 6,767
Taxes & Licenses                               189                 3,446
Telephone                                   24,026                24,587
Travel                                      59,499                38,337
Unemployment Taxes                           1,776                 4,687
Utilities                                    2,420                 2,931
                                  ----------------          ------------
                                   $       290,044          $    318,069
                                  ================          ============


SEE ACCOUNTANTS REPORT