Form 10QSB
period 1997-03-31
RAIN FOREST MOOSE LTD
filed 1997-07-02
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
 x       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
---      ACT OF 1934 FOR THE  QUARTERLY PERIOD ENDED MARCH 31, 1997.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---      ACT OF 1934 FOR THE  TRANSITION PERIOD FROM             TO
                                                     ------------    -----------

Commission file number:  0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                      ( Formerly RAIN FOREST - MOOSE, LTD.)
                 (Name of small business issuer in its charter)


          Nevada                                          73-1491593

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      5703 South Hewitt
      Johnson, Arkansas                                      72741
     (Address of principal executive offices)              (Zip Code)

                                 (501) 444-8688
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has
been subject to such filing requirements for the past 90 days. Yes    No X
                                                                  ---    ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

Applicable only to corporate issuers

The number of outstanding of Common Stock as of June 1, 1997, was 9,312,622.

                         AAROW ENVIRONMENTAL GROUP, INC.

                    Index to Quarterly Report on Form 10-QSB

Part I -  FINANCIAL INFORMATION                                             Page

   Item 1.  Financial Statements...........................................    3


            Consolidated Balance Sheets
                As of March 31, 1997, and December 31, 1996................    3

            Consolidated Statements of Income
                For the Three Months Ended March 31, 1997 and 1996.........    5

            Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 1997 and 1996.........    6

            Notes to Consolidated Financial Statements.....................    7

   Item 2.  Management's Discussion and Analysis or Plan of Operation......   12

Part II - OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................   14

   Item 2.  Changes in Securities..........................................   14

   Item 3.  Defaults Upon Senior Securities................................   14

   Item 4.  Submission of Matters to a Vote of Security Holders............   14

   Item 5.  Other Information..............................................   14

   Item 6.  Exhibits and Reports on Form 8-K...............................   15

Signatures.................................................................   16

Financial Data Schedule....................................................   17

Part I - Financial Statements

Item 1.  Financial Statements

     RAIN FOREST-MOOSE, LTD
     BALANCE SHEET
     As of March 31, 1997 and March 31, 1996

                                                                                March      March
Assets                                                                        31, 1997   31, 1996
                                                                              --------   --------

Current Assets:
Cash and Cash Equivalents .................................................   $     35   $ 33,487
Accounts Receivable .......................................................          0     90,081
Employee Receivables ......................................................          0      1,972
Prepaid Expenses ..........................................................          0        164
Inventory .................................................................     31,538    136,136
Insurance Claim ...........................................................    119,182          0
                                                                              --------   --------
                                              TOTAL CURRENT ASSETS ........   $150,755   $261,840

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
               depreciation of $ 20,902 and $ 14,550 respectively) ........     31,174     55,185

Other Assets
Organization Costs (net of accumulated
    amortization of $ 1,800 and $ 900 respectively) .......................      2,700      3,600
                                                                              --------   --------

                                                      TOTAL ASSETS ........   $184,629   $320,625
                                                                              ========   ========

Liabilities and Stockholders Equity

Current Liabilities:
Accounts Payable ..........................................................   $ 20,309   $  5,148
Payroll Taxes Payable .....................................................     68,555     38,954
Accrued Interest Payable ..................................................      2,270        312
Accrued Income Taxes ......................................................          0     23,836
Current Portion of Long Term Notes ........................................     61,173     54,067
                                                                              --------   --------
    TOTAL CURRENT LIABILITIES .............................................   $152,307   $122,317

LONG TERM LIABILITIES .....................................................          0     10,915
                                                                              --------   --------

    TOTAL LIABILITIES .....................................................   $152,307   $133,232

Stockholders Equity
Common Stock, $ 0.001 par value, 30,000,000 shares authorized,
 9,312,622 shares issued and outstanding ..................................      7,619   $  7,619
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
  3,000,000 shares issued and outstanding,
  one share convertible for three shares common ...........................      3,000      3,000
Paid in Capital ...........................................................     99,881     99,881
Retained Earnings .........................................................   ( 78,178)    76,893
                                                                              --------   --------
TOTAL STOCKHOLDERS EQUITY .................................................   $ 32,322   $187,393
                                                                              --------   --------

    TOTAL LIABILITIES AND STOCKHOLDERS EQUITY .............................   $184,629   $320,625
                                                                              ========   ========


SEE ACCOUNTANTS REPORT AND NOTES

     RAIN FOREST-MOOSE, LTD
     STATEMENTS OF INCOME
     For the Three Months Ended March 31, 1997 and the
     Three Months Ended March 31, 1996

                                                                                                       March           March
                                                                                                     31, 1997        31, 1996
                                                                                                     --------        --------

Sales Income .................................................................................   $      7,094    $    202,507

Cost of Sales
Materials ....................................................................................   $      1,788    $     28,694
Warehouse Labor ..............................................................................              0          20,759
Freight ......................................................................................              0             961
                                                                                                 ------------    ------------
Total Cost of Sales ..........................................................................   $      1,788    $     50,414
                                                                                                 ------------    ------------

   GROSS PROFIT ..............................................................................   $      5,306    $    152,093

Operating Expenses ...........................................................................          9,890          85,069
                                                                                                 ------------    ------------

   INCOME/(LOSS)  FROM OPERATIONS ............................................................   ($     4,584)   $     67,024

Other Income and (Expenses)
   Interest Expense ..........................................................................   ($     1,538)   ($     1,768)
   Penalties .................................................................................   (      1,549)              0
                                                                                                  ------------    ------------
Total Other Income and (Expenses) ............................................................   ($     3,087)   ($     1,768)
                                                                                                  ------------    ------------

   INCOME BEFORE EXTRAORDINARY ITEMS
   AND INCOME TAXES ..........................................................................   ($     7,671    $     65,256

   Extraordinary Item-Loss on Repossession ...................................................   (      3,298)              0
   Income Taxes ..............................................................................              0    (     23,836)
                                                                                                 ------------    ------------

       NET INCOME ............................................................................   ($    10,969)   $     41,420
                                                                                                 ============    ============

WEIGHTED AVERAGE number of common stock
and common stock equivalents outstanding .....................................................     16,618,702      16,618,702
                                                                                                 ============    ============

NET INCOME per common stock and
common stock equivalents .....................................................................   $       .001    $       .002
                                                                                                 ============    ============





     SEE ACCOUNTANTS REPORT AND NOTES

     RAIN FOREST-MOOSE, LTD
     STATEMENTS OF CASH FLOWS
     For the Three Months Ended March 31, 1997 and the
     Three Months Ended March 31, 1996

                                                              March        March
                                                             31, 1997    31, 1996
                                                             ----------  ---------

    CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...............................................   ($10,969)   $ 41,420
    Adjustments to reconcile net loss to net cash provided
         by operating activities
Depreciation .............................................      2,160       3,392
Amortization .............................................        225         225
Extraordinary Item-Loss on Repossession ..................      3,298           0
    (Increase) decrease in:
Accounts Receivable ......................................          0    ( 39,854)
Prepaid Expenses .........................................          0         658
Inventory ................................................         87      18,762
    Increase (decrease) in:
Bank Overdraft ...........................................          0    (  2,151)
Accounts Payable .........................................          0    ( 10,455)
Payroll Taxes Payable ....................................      1,550       6,629
Sales Taxes Payable ......................................          0    (     31)
Accrued Interest Payable .................................      1,537    (  1,001)
Accrued Income Taxes .....................................          0      23,836
                                                              --------    --------
    NET CASH PROVIDED (USED)
    BY OPERATING ACTIVITIES ..............................   ($ 2,112)   $ 41,430

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Equipment ................................   ($     0)   ($ 1,052)

CASH FLOWS FROM FINANCING ACTIVITIES
New borrowings
    Long-Term ............................................   $      0    $  2,500
    Short-Term ...........................................          0       7,500
Debt Reduction
    Long-Term ............................................   ( 19,899)          0
    Short-Term ...........................................          0    (      0)
                                                              --------    --------
    NET CASH PROVIDED (USED)
    BY FINANCING ACTIVITIES ..............................   $      0    ($ 9,899)
                                                              --------    --------

    NET INCREASE/(DECREASE) IN CASH ......................   ($ 2,112)   $ 30,479

CASH AT BEGINNING OF YEAR ................................      2,147       3,008
                                                              --------    --------
    CASH AT END OF YEAR ..................................   $     35    $ 33,487
                                                              ========    ========

SUPPLEMENTAL DISCLOSURES
Interest Paid ............................................   $  1,538    $  1,768



     SEE ACCOUNTANTS REPORT AND NOTES

RAIN FOREST-MOOSE, LTD
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 1997 and the
Three Months Ended March 31, 1996

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING

The financial statements of Rain Forest Moose, Ltd at March 31, 1997, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when incurred.

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

INCOME TAXES

For income tax reporting and financial statement reporting at March 31, 1997, and March 31, 1996 the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes







SEE ACCOUNTANTS REPORT

RAIN FOREST-MOOSE, LTD
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 1997 and the
Three Months Ended March 31, 1996

NOTE-1: INSURANCE CLAIM

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

The autos are pledged as collateral to Springdale Bank and Trust of Springdale, AR.

NOTE-3:  THE COMPANY'S LONG-TERM DEBT CONSISTS OF THE FOLLOWING:

                                                                                        March             March
                                                                                     31, 1997          31, 1996
                                                                                   ----------       -----------
Anchor Financial, 21 % interest, $ 354.39 per month .........................   $       1,173    $       4,681
Maturity Date:  6-30-1997
Secured by computer printers and a copier

Springdale Bank & Trust, 10.25%, $ 534.58 per month .........................               0           14,954
Maturity Date:  5-10-98
Secured by 90 GMC truck

Springdale Bank & Trust, 10.25%, Monthly Int. Only Payments .................          60,000           30,000
Maturity Date  6-21-97
Secured by Inventory and A/R

U. S. Equipment, Inc., 7.5%, Payable on Demand ..............................               0           11,063
Maturity Date  Payable on Demand
Unsecured

Note Payable Dan Pilkington, 7.5%, Payable on Demand ........................               0            4,284
Maturity Date  Payable on Demand
Unsecured

Current Portion of long-term debt ...........................................               0    (      54,067)
                                                                                -------------    -------------
Long-term debt, less current portion ........................................   $      61,173    $      10,915
                                                                                =============    =============




SEE ACCOUNTANTS REPORT

RAIN FOREST-MOOSE, LTD
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 1997 and the
Three Months Ended March 31, 1996

NOTE-3 CONTINUED:

The following is a summary of principal maturities of long term debt:

                  1997                                             $      61,173

NOTE-4:  GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended March 31, 1997 and has a deficit in working capital. Due to inadequate management there has been a reduction in the number of distributors for the Company's product resulting in a corresponding drop in overall sales. As discussed in Note-5 the existing president at March 31, 1997 was removed and new officers were elected. The new management has begun a plan to recapitalize the Company and to reestablish the relationship with the distributors. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE-5: SUBSEQUENT EVENTS

Subsequent to the balance sheet date the president at March 31, 1997 was replaced and a new president, officers, and board of directors were elected on May 12, 1997.

On February 24, 1997 Springdale Bank and Trust, a note holder, called a note in the amount of
$ 9,372 that was in default. Springdale Bank and Trust obtained possession of the collateral which was a 90 GMC truck.

NOTE-6: EARNINGS PER COMMON SHARE

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.









SEE ACCOUNTANTS REPORT

                            SUPPLEMENTAL INFORMATION

RAIN FOREST-MOOSE, LTD
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 1997 and the
Three Months Ended March 31, 1996

                                                   March             March
                                                 31, 1997           31,1996
                                              -----------      ------------
Operating Expenses
Accounting                                    $     1,200            $2,150
Amortization                                          225               225
Auto & Truck                                        1,642             3,031
Bank Charges                                          116                50
Credit Card Fees                                       69                35
Depreciation                                        2,160             3,392
Insurance                                             222             2,601
Management Expense                                      0                92
Miscellaneous                                         544               108
Office Expense                                          0             4,596
Office Salaries                                         0            20,046
Payroll Tax Expense                                     0             3,066
Postage                                                 0             1,664
Rent                                                1,062             6,621
Repairs                                                 0               150
Sales Commission                                        0             3,210
Supplies                                                0               649
Taxes & Licenses                                        0                85
Telephone                                               0             9,983
Travel                                              2,650            22,556
Utilities                                               0               759
                                            -------------     -------------
                                            $       9,890     $      85,069
                                            =============     =============

--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------------------

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

         Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, Inc.) ("RTA"), the former parent of Aarow Environmental (formerly Rain Forest - Moose, Ltd.), was incorporated in April 1970. The name of the Company was changed from Rain Forest - Moose, Ltd., to Aarow Environmental Group, Inc., on June 13, 1997. Since 1986, RTA became inactive and did not conduct any operations or activities through 1995 and, as of December 31, 1995, did not have any assets. Pursuant to an Agreement and Plan of Merger, dated February 23, 1996, RTA merged with and into Aarom Environmental as the surviving corporation. The merger of RTA with and into Aarow Environmental effectively changed the state of domicile of RTA to Nevada as a result of Aarow Environmental being the surviving corporation and was accounted for as a reorganization of entities under common control which was recorded at historical cost. Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas"), was formed on March 15, 1994. Pursuant to a Plan of Reorganization and Agreement of Merger, dated March 5, 1996, RFM Arkansas merged with a wholly-owned subsidiary of the Company, and as the surviving corporation, RFM Arkansas became a wholly-owned subsidiary of the Company which was accounted for as a reverse acquisition of the Company by RFM Arkansas under the purchase method of accounting (the "RFM Arkansas Acquisition"). Therefore, the following discussion and analysis of results of operations discussed below are only those of RFM Arkansas prior to the RFM Arkansas Acquisition.

Results of Operations

         The following table sets forth selected results of operations for (i) the fiscal years ended December 31, 1995, and December 31, 1996, which are derived from the audited financial statements of the Company, and (ii) the three month periods ended March 31, 1996 and 1997, which are derived from the unaudited financial statements of the Company.


                                   For the Fiscal         For the Fiscal
                                     Year Ended             Year Ended

                                  December 31, 1995       December 31, 1996   March 31, 1996        March 31, 1997
                                  -----------------       -----------------   ------------------    -----------------



                                  Amount      Percent     Amount      Percent Amount      Percent   Amount    Percent

Sales income...................   $630,1945   100.0 %     $404,056    100.0%  $202,507    100.0%    $7,094    100.0%
                                   ----------  -------    ---------   -------- --------  -------     ------   ------
Cost of sales:
  Materials....................     137,232     21.8%      113,269       28%    28,694     14.2%     1,788     25.2%
  Warehouse labor..............     105,645     16.8%       49,202     12.2%    20,759     10.2%                   %
  Freight......................       2,091       .3%        1,183       .3%       961       .5%                   %
                                   ----------  -------    ---------   -------- --------  -------     ------   ------
    Total Cost of Sales........     244,968     38.9%      163,654     40.5%    50,414     24.9%     1,788     25.2%
                                   ----------  -------    ---------   -------- --------  -------     ------   ------
Gross profit...................     385,226     61.1%      240,402     59.5%   152,093     75.1%     5,306     74.8%
                                   ----------  -------    ---------   -------- --------  -------     ------   ------
Operating expenses.............     318,069     50.5%      290,044     71.8%    85,069     42.0%     9,890    139.4%
                                   ----------  -------    ---------   -------- --------  -------     ------   ------
Income or (loss) from
operations.....................      67,157     10.6%     (49,642)     12.3%    67,024     33.1%    (4,584)    64.6%
                                   ----------  -------    ---------   -------- --------  -------     ------   ------
Other income and (expense):
  Interest income..............         120         %          934       .2%                   %                   %
  Interest expense.............    (9,365)       1.5%       (4,463)     1.5%    (1,768)      .9%    (1,538)    21.7%
  Penalties....................     (2,087)       .3%      (16,017)                                 (1,549)    21.9%
  Loss on Note Receivable                                  (33,493)
  Loss on Repossession.........                     %                      %                   %    (3,298)    46.5%
                                   ----------  -------    ---------   -------- --------  -------     ------   ------
    Total other income
       and (expense)...........    (11,332)     1.8 %     (53,0392)     1.8%    (1,768)      .9%    (6,385)      90%
                                   ----------  -------    ---------   -------- --------  -------     ------   ------


Income (Loss) before income          55,825      8.8%     (102,681)    25.4%     65,25     32.2%   (10,969)   154.6%
taxes..........................
Income tax expense.............                     %                      %   (23,836)    11.8%               11.8%
                                   ----------  -------    ---------   -------- --------  -------     ------   ------

Net Income or (loss)...........     $55,825      8.8%   $(102,681)     25.4%   $13,492     14.6%$  10,969)    154.6%
                                    =======      ===    ===========    ====    =========   ======  =======    ======


         Comparison of the three months ended March 31, 1996 and 1997

         Sales income decreased to $7,094 in the three months ended March 31, 1996 (the "1997 Interim Period") from $202,507 for the three months ended March 31, 1996 (the "1996 Interim Period"). The decrease in revenues was due decreased sales of Peat Moose Absorbent products during the 1997 Interim Period as compared to the 1996 Interim Period. The decrease in sales volume was attributable to continuing operational problems resulting from the loss of $119,282 worth of finished inventory to fire on August 8, 1996, and inadequate management in attempting to deal with the difficulties resulting from the causality loss. Because of the very low level of activity during the 1997 Interim Period cost of sales decreased to $1,788, with no costs being incurred for warehouse labor or freight. Gross profit declined to $5,306 in the 1997 Interim Period to compared to $152,093 in the 1996 Interim Period, and as a percent of sales income decreased to from 75.1% in the 1996 Interim Period to
74.8 percent in the 1997 Interim Period.

         Operating expenses decreased to $9,890 in the 1997 Interim Period from $85,069 in the 1996 Interim Period, but increased as a percent of sales income from 42 percent in the 1996 Interim Period to 139.4 percent in the 1997 Interim Period. The actual decrease in operating expenses and increase as a percentage of sales was the result of cost cutting measures taken to preserve asset value during the period of only nominal sales activity following the August 8, 1996, casualty loss.

         The Company experienced a $4,584 loss from operations in the 1997 Interim Period, compared to income from operations of 67,024 in the 1996 Interim Period. The loss from operations in the 1997 Interim Period was 139.4 percent of sales income and 186.4 percent of gross profits on sales. The Company also experienced a loss on the repossession of a 1990 GMC truck as a result of the Company's default on a note to Springdale Bank and Trust.

         Net income before income taxes was $65,256 in the 1996 Interim Period (which represented 32.2 percent of income from sales). For the 1997 Interim Period a loss of $10,969 was incurred which represented 154.6 percent of sales. Net income after income taxes was $41,420 in the 1996 Interim Period (which represented 20.4 percent of income from sales

         Quarterly Results of Operations

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

         Income Taxes

         For income tax reporting and financial statement reporting at March 31, 1997, and March 31, 1996, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement expense giving rise to accrual of deferred income tax.

Liquidity and Capital Resources

         Historically, the Company financed its growth from borrowings and shareholder contributions. Net cash provided by operating activities totaled $41,430 in the 1996 Interim Period, while net cash used by operating activities totaled $2,112 in the 1997 Interim Period. As of March 31, 1996, the Company had working capital of $139,523, compared to a deficit in working capital of $1,552, at March 31, 1997. During the 1997 Interim Period the Company continued to experience operating difficulties as a result of lack of working capital following the August 8, 1996, casualty loss and the resulting operational decline. The Company also continued to experience inadequate management until the election of new management for the Company on May 12, 1997. The new Management for the Company has begun a plan to recapitalize the Company. There is no assurance that the Company will be successful in its efforts to implement its plan for recapitalization and the resumption of full operations.
         As of December 31, 1996, RFM Arkansas had two long-term loans from Springdale Bank & Trust Company (the "Bank"), which were secured by certain a vehicle and inventory and accounts receivable, bear interest at 10.5 percent per annum, and required monthly principal and interest installment payments of $535 through May 1998 and monthly interest payments. At December 31, 1996, the outstanding principal balance of these loans were $9,372 and $30,000, respectively. On February 24, 1997, Springdale Bank and Trust called the note in the amount of $9,372 which was in default and obtained possession of the collateral which was a 1990 GMC truck. The Company also has an equipment loan with Anchor Financial Corp. secured by office equipment, bears interest at 21 percent per annum, and requiring monthly principal and interest installment payments of $354. The outstanding principal amount of this loan at March, 31, 1997, was $1,173.

         Currently cash flows from operations are not sufficient to service its obligations under the various financing arrangements and maintain operations of the Company. Management of the Company has developed a plan to recapitalize in order to resume full manufacturing and marketing operations. However, there is no assurance that the Company will be successful in its efforts to implement its plan for recapitalization and the resumption of full operations.


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the period covered by this report.

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

          27   Financial Data Schedule.

     * Incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.

     ** Incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.



SIGNATURES

         In accordance with the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AAROW ENVIRONMENTAL GROUP, INC.,
                                            (Formerly RAIN FOREST - MOOSE, LTD.)
                                                         (Registrant)


                                                  By: /S/STANLEY L. SISEMORE
                                                  ------------------------------
                                                  Stanley L. Sisemore, President

Date:  June 30,1997