Form 10QSB
period 1997-06-30
AAROW ENVIRONMENTAL GROUP INC
filed 1997-09-09
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark  One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY --- PERIOD ENDED JUNE 30, 1997. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FORM ____ TO ____.
    Commission file number:  0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                 (Name of small business issuer in its charter)

                      Nevada                                73-1491593
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization

                 1317 South Turner
               Springdale, Arkansas                          72764

     (Address of principal executive offices)              (Zip Code)

                                 (501) 466-7138
                           (Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No .

Applicable only to corporate issuers

The number of outstanding of Common Stock as of June 30, 1997, was 9,312,622.

                         AAROW ENVIRONMENTAL GROUP, INC.

                    Index to Quarterly Report on Form 10-QSB

Part I -  FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements ....................................... 3

                  Consolidated Balance Sheets
                          As of June 30 1997, and June 30, 1996 .............. 3


                  Consolidated Statements of Income
                          For the Six Months Ended June30, 1997 and 1996 ..... 4

                  Consolidated Statements of Cash Flows
                          For the Six Months Ended June 30, 1997 and 1996 .... 5

                  Notes to Consolidated Financial Statements ................. 6

         Item 2.  Management's Discussion and Analysis or Plan of Operation . 11

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................... 14

         Item 2.  Changes in Securities...................................... 14

         Item 3.  Defaults Upon Senior Securities ........................... 14

         Item 4.  Submission of Matters to a Vote of Security Holders ....... 14

         Item 5.  Other Information ......................................... 14

         Item 6.  Exhibits and Reports on Form 8-K .......................... 14

Signatures................................................................... 15


Financial Data SchedulE...................................................... 17

Part I - Financial Statements

Item 1.  Financial Statements

AAROW ENVIRONMENTAL GROUP, INC.
BALANCE SHEET
As of June 30, 1997 and December 31, 1996

                                                                                June              December
Assets                                                                           30, 1997            31, 1996
                                                                             ----------------    ---------------

Current Assets:
Cash and Cash Equivalents                                                    $          9,646    $         2,147
Accounts Receivable                                                                     2,197                  0
Inventory                                                                              24,788             31,625
Insurance Claim                                                                       119,182            119,182
                                                                             ----------------    ---------------
                                                   TOTAL CURRENT ASSETS      $        155,813    $       152,954

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
                    depreciation of $ 23,730 and $ 11,639 respectively)                 9,927             46,005

Other Assets
Organization Costs (net of accumulated amortization of
                                $ 1,575 and $ 2,025 respectively)                       2,475              2,925
                                                                             ----------------    ---------------

                                                           TOTAL ASSETS      $        168,215    $       201,884
                                                                             ================    ===============

Liabilities and Stockholders Equity

Current Liabilities:
Accounts Payable                                                             $         18,336    $        20,309
Payroll Taxes Payable                                                                  70,804             67,005
Accrued Interest Payable                                                                3,800                733
Current Portion of Long Term Notes                                                     65,673             66,891
                                                                             ----------------    ---------------
                                              TOTAL CURRENT LIABILITIES      $        158,613    $       154,938

                                                  LONG TERM LIABILITIES                     0              3,654
                                                                             ----------------    ---------------

         TOTAL LIABILITIES                                                   $        158,613    $       158,592

Stockholders Equity
Common Stock, $ 0.001 par value, 30,000,000 shares                           $          7,619    $         7,619
authorized,  9,312,622 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares                         3,000              3,000
 authorized, 3,000,000 shares issued and outstanding,
  one share convertible for three shares common
Paid in Capital                                                                        99,881             99,881
Retained Earnings                                                            (        100,898)   (        67,208)
                                                                             -----------------   ----------------
TOTAL STOCKHOLDERS EQUITY                                                    $          9,602    $        43,292
                                                                             ----------------    ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                           $        168,215    $       201,884
                                                                             ================    ===============

SEE ACCOUNTANTS REPORT AND NOTES

AAROW ENVIRONMENTAL GROUP, INC.
STATEMENTS OF INCOME
For the Three Months Ended June 30, 1997, the Three Months Ended June 30, 1996, the Six Months Ended June 30, 1997 and the Six Months Ended June 30, 1996



                                                       Three Months   Three Months     Six Months     Six Months
                                                          6-30-97        6-30-96         6-30-97        6-30-96
                                                       -----------    ------------    -----------    -----------
Sales Income                                           $    21,197     $   135,485    $    28,290    $   337,992

Cost of Sales
Materials                                              $     7,762     $    18,371    $     9,549    $    47,066
Warehouse Labor                                                  0           9,841              0         22,322
Freight                                                          0             222              0          1,183
                                                       -----------     -----------    -----------    -----------
Total Cost of Sales                                    $     7,762     $    28,434    $     9,549    $    70,571
                                                       -----------     -----------    -----------    -----------

         GROSS PROFIT                                  $    13,435     $   107,051    $    18,741    $   267,421

Operating Expenses                                          14,171          70,291         23,993        163,638
                                                       -----------     -----------    -----------    -----------

         INCOME (LOSS) FROM OPERATIONS                 ($      736)    $    36,760    ($    5,252)   $   103,783

Other Income and (Expenses)
         Interest Income                               $         0     $       180    $         0    $       180
         Interest Expense                              (     1,530)    (       367)   (     3,136)   (     2,134)
         Penalties                                     (         0)    (         0)   (     1,549)   (         0
                                                       ------------    ------------   ------------   -----------
Total Other Income and (Expenses)                      ($    1,530)    ($      187)   ($    4,685)   ($    1,954)
                                                       ------------    ------------   ------------   ------------

         NET INCOME (LOSS) BEFORE EXTRAORDINARY
         ITEMS AND INCOME TAXES                        ($    2,266)    $    36,573    ($    9,937)   $   101,829

Extraordinary Items and Income Taxes
         Extraordinary Item-Note Receivable            ($   20,455)    ($        0)   ($   20,455)   ($        0)
         Extraordinary Item- Loss on Repossession      (         0)    (         0)   (     3,298)   (         0)
         Income Taxes                                  (         0)    (    11,540)   (         0)   (    35,376)
                                                       ------------    ------------   ------------   ------------
Total Extraordinary Items and Income Taxes             ($   20,455)    ($   11,540)   ($   23,753)   ($   35,376)
                                                       ------------    ------------   ------------   ------------

         NET INCOME (LOSS)                             ($   22,721)    $    25,033    ($   33,690)   $    66,453
                                                       ============    ===========    ============   ===========

WEIGHTED AVERAGE number of common stock
and common stock equivalents outstanding                16,618,702      16,618,702     16,618,702     16,618,702
                                                       ===========     ===========    ===========    ===========

NET INCOME (LOSS) per common stock and
common stock equivalents                               ($     .001)    $     .002     ($     .002)   $      .004
                                                       ============    ==========     ============   ===========




SEE ACCOUNTANTS REPORT AND NOTES

AAROW ENVIRONMENTAL GROUP, INC.
STATEMENTS OF CASH FLOWS
For Six Months Ended June 30, 1997 and the Six Months Ended June 30, 1996

                                                                                Six Months          Six Months
                                                                               June 30, 1997       June 30, 1996
                                                                              ---------------    ---------------
         CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                            ($        33,690)   $        66,453
     Adjustments to reconcile net loss to net cash provided
     by operating activities
Depreciation                                                                            2,952              6,785
Amortization                                                                              450                450
Extraordinary Items                                                                    23,753                  0
     (Increase) decrease in:
Accounts Receivable                                                          (          2,197)   (        14,773)
Prepaid Expenses                                                                            0                658
Inventory                                                                               6,837    (        38,609)
     Increase (decrease) in:
Bank Overdraft                                                                              0    (         2,151)
Accounts Payable                                                             (          1,973)   (        15,603)
Payroll Taxes Payable                                                                   3,799             12,936
Sales Taxes Payable                                                                         0    (            31)
Accrued Interest Payable                                                                3,068    (         1,001)
Accrued Income Taxes                                                                        0             35,376
                                                                             ----------------    ---------------
     NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES                                                 $          2,999    $        50,490

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                                                        $              0    ($        1,052)
Note Receivable Stockholder                                                                 0    (        30,775)
                                                                             ----------------    ----------------
     NET CASH USED BY INVESTING ACTIVITIES                                   $              0    ($       31,827)

CASH FLOWS FROM FINANCING ACTIVITIES
New borrowings
Long-Term                                                                    $              0    $        70,000
Short-Term                                                                              4,500                  0
Debt Reduction
Long-Term                                                                                   0    (        68,744)
                                                                             ----------------    ----------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                                    $          4,500    $         1,256
                                                                             ----------------    ---------------

     NET INCREASE IN CASH                                                    $          7,499    $        19,919

CASH AT BEGINNING OF  THE PEROID                                                        2,147              3,008
                                                                             ----------------    ---------------
     CASH AT END OF PERIOD                                                   $          9,646    $        22,927
                                                                             ================    ===============

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                                $          1,530    $         2,134
                                                                             ================    ===============


SEE ACCOUNTANTS REPORT AND NOTES

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended June 30, 1997, the Three Months Ended June 30, 1996, the Six Months Ended June 30, 1997 and the Six Months Ended June 30, 1996

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS  OF  ACCOUNTING
- ---------------------

The financial statements of Aarow Environmental Group, Inc. at June 30, 1997, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10-KSB for the year ended December 31, 1996. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

INVENTORY
- ---------

Inventory is carried at the lower of cost or market and consists of raw materials and ready to sell products.

PROPERTY AND EQUIPMENT
- ----------------------


Property  and  Equipment  are  recorded at  acquisition  cost.  Depreciation  is computed using accelerated methods by charging against earnings amounts sufficient to amortize the cost of the related assets over their estimated useful lives.

INCOME TAXES
- ------------

For income tax reporting and financial statement reporting at June 30, 1997, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes

NOTE-1: INSURANCE CLAIM
- -----------------------

On August 8, 1996 a fire destroyed $ 119,282 worth of finished inventory. This inventory was insured by Loyds of London for cost less a $ 100 deductible. The company has submitted a claim for payment and expects payment from the insurer for the full insured amount.

SEE ACCOUNTANTS REPORT

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended June 30, 1997, the Three Months Ended June 30, 1996, the Six Months Ended June 30, 1997 and the Six Months Ended June 30, 1996

NOTE-2:  PROPERTY , PLANT AND EQUIPMENT
- ---------------------------------------

All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.

NOTE-3:  THE COMPANY'S LONG-TERM DEBT CONSISTS OF THE FOLLOWING:
- ----------------------------------------------------------------

                                                                                   June                Dec.
                                                                                 30, 1997            31, 1996
                                                                             ----------------    ------------
Anchor Financial, 21 % interest, $ 354.39 per month                          $          1,173    $         1,173
Maturity Date:  6-30-1997
Secured by computer printers and a copier

Springdale Bank & Trust, 10.25%, $ 534.58 per month                                         0              9,372
Maturity Date:  5-10-98
Secured by 90 GMC truck

Springdale Bank & Trust, 10.25%, Monthly Int. Only Payment                             60,000             60,000
Maturity Date  4-26-96
Secured by Inventory and A/R
Miscellaneous Short Term Loan                                                           4,500                  0
Payable on demand
Secured by Common Stock

Current Portion of long-term debt                                            (         65,673)   (        66,891)
                                                                             -----------------   ----------------
Long-term debt, less current portion                                         $              0    $         3,654
                                                                             =================   ===============


The following is a summary of principal maturities of debt:

                  June 30, 1998                                              $         65,673

NOTE-4 RELATED PARTY TRANSACTIONS AND EXTRAORDINARY ITEMS

On February 24, 1997 Springdale Bank and Trust, a note holder, called a note in the amount of $ 9,372 that was in default. Springdale Bank and Trust obtained possession of the collateral which was a 90 GMC truck.

At December 31, 1996 Dan Pilkington was the president of the company. As president, Mr. Pilkington made various assets available to himself which totaled a book value of $ 20,455. The removal of these assets was originally recorded as a note receivable from officer. It has been determined that this receivable is not collectable and is being recognized as an extraordinary item on the June 30, 1997 income statement.

NOTE-5 MANAGEMENT CHANGE
- ------------------------

On May 12, 1997 a new president, officers, and board of directors were elected.


SEE ACCOUNTANTS REPORT

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended June 30, 1997, the Three Months Ended June 30, 1996, the Six Months Ended June 30, 1997 and the Six Months Ended June 30, 1996


NOTE-6: GOING CONCERN
- ---------------------

As shown in the accompanying financial statements, the company has incurred a loss for the period ended June 30, 1997 and has a deficit in working capital. Due to inadequate management in previous quarters there has been a reduction in the number of distributors for the company's product resulting in a corresponding drop in overall sales. As discussed in Note-5 the existing president at March 31, 1997 was removed and new officers were elected. The new management has begun a plan to recapitalize the company and to reestablish the relationship with the distributors. There can be no assurance that the company will be successful in its efforts to implement this plan. If the company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE-7 EARNINGS PER COMMON SHARE
- --------------------------------

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.














SEE ACCOUNTANTS REPORT
                                       8

                            SUPPLEMENTAL INFORMATION

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended June 30, 1997, the Three Months Ended June 30, 1996, the Six Months Ended June 30, 1997 and the Six Months Ended June 30, 1996


                                                        Three Months   Three Months    Six Months     Six Months
                                                          6-30-97        6-30-96         6-30-97        6-30-96
                                                       ----------      -----------     ----------    -----------
Operating Expenses
Accounting                                             $       260     $     1,500          1,460    $     3,650
Advertising                                                      0             100              0            100
Amortization                                                   225             225            450            450
Auto & Truck                                                     0           5,746          1,642          8,778
Bank Charges                                                     0               6            116             56
Credit Card Fees                                                 0             104              0            138
Contributions                                                    0             500              0            500
Depreciation                                                   792           3,393          2,952          6,785
Dues & Subscriptions                                             0             220              0            220
Entertainment                                                    0               0              0              0
Equipment Rental                                                 0               0              0              0
Insurance                                                        0           2,727            222          5,327
Management Expense                                               0             758              0            851
Miscellaneous                                                   60               0             60             18
Office Expense                                               2,956           1,083          3,500          5,679
Office Salaries                                              6,000           8,502          6,000         17,047
Other Salaries                                                   0           7,800              0         15,303
Payroll Tax Expense                                            459           1,999            459          4,182
Postage                                                          0               0              0          1,664
Rent                                                             0           6,723          1,062         13,344
Repairs                                                          0              45              0            285
Sales Commission                                                 0           2,000              0         18,371
Supplies                                                       880             817            880          1,465
Taxes & Licenses                                                 0              45              0            130
Telephone                                                      453           6,303            453         16,286
Travel                                                       1,840          17,857          4,491         40,412
Unemployment Taxes                                             246           1,154            246          1,154
Utilities                                                        0             684              0          1,443
                                                       ----------      -----------    -----------    -----------


                    TOTAL OPERATING EXPENSES           $    14,171     $    70,291    $    23,992    $   163,638
                                                       ===========     ===========    ===========    ===========









SEE ACCOUNTANTS REPORT
                                       10

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

Results of Operations

         The following table sets forth selected results of operations for (i) the three months ended June 30, 1996 and 1997, which are derived from the unaudited financial statements of the Company and (ii) for the six months ended June 30, 1996 and 1997, which are derived from the unaudited financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                         Three Months Ended June 30,              Six Months Ended June 30,
                                         --------------------------               ------------------------
                                            1996               1997               1996                 1997
                                            ----               ----               ----                 ----
                                        Amount    Percent   Amount   Percent     Amount   Percent   Amount   Percent

Sales income...................        $135,485   100.0%   $ 21,197  100.0%    $ 337,992  100.0%   $ 28,290  100.0%
                                       --------   -----    --------  -----     ---------  -----    --------  -----
Cost of sales:
  Materials....................         18,371     13.6%      7,762   36.6%       47,066   13.9%      9,549   33.8%
  Warehouse labor..............          9,841      7.3%          0       %       22,322    6.6%          0        %
  Freight......................            222       .2%          0                1,183     .4%          0        %
                                       -------    -----     -------  -----     ---------  -----    --------  ------

    Total Cost of Sales........         28,434       21%     7,762    36.6%       70,571   20.9%      9,549    33.8%
                                      --------    -----     ------   -----        ------  -----    --------  ------
Gross profit...................        107,051       79%    13,435    63.4%      276,421   81.8%     18,741    66.2%
                                      --------    -----     ------   -----     ---------  -----    --------  ------
Operating expenses.............         70,291     51.9%    14,171    69.6%      163,638   48.4%      23,993   84.8%
                                      --------    -----     ------    ----     ---------  -----    --------- ------

Income or (loss) from operations        36,760     27.1%   (   736)    3.5%      103,783   30.7%     ( 5,252)  18.6%
                                        ------    -----     ------    ----     ---------   ----    --------- ------
Other income and (expense):
  Interest income..............            180       .1%         0       %           180     .1%           0       %
  Interest expense.............         (  367)      .3%   ( 1,530)    7.2%       (2,134)    .6%      (3,136)  11.1%
  Penalties                                  0         %         0        %            0       %      (1,549)   5.5%
  Loss on Note Receivable                    0         %   (20,455)   96.5%            0       %     (20,455)  72.3%
  Loss on Repossession.........              0         %                  %            0       %      (3,298   11.7%
                                        ------    -----    -------    ----     ---------   ----      -------  -----
    Total other income
       and (expense)...........       (    187)      .1%   (21,985)  103.7%       (1,954)    .6%    ( 28,438  100.5%
                                      --------    -----    -------   -----     ---------   -----     --------  -----
Income (Loss) before income taxes       61,033       45%  ( 22,721)  107.2%      101,829   30.1%    ( 33,690) 119.1%
Income tax expense.............       ( 11,540)        %         0       %       (35,376)  10.5%           0       %
                                       -------   ------   --------   -----     ---------   ----     --------  ------
Net Income or (loss)...........       $ 25,033     18.5% $ (22,721)  107.2%     $ 66,453   19.7%  $ ( 33,690) 119.1%
                                      ========   ======   ========   =====     =========   ====   ==========  ======

                                       11

         Comparison of the Three Months and Six Month Periods ended June 30, 1996 and 1997.

         Sales income decreased to $28,290 in the six months ended June 30, 1997 (the "1997 Interim Period") from $337,992 for the six months ended June 30, 1996 (the "1996 Interim Period"). The decrease in revenues was due decreased sales of Peat Moose Absorbent products during the 1997 Interim Period as compared to the 1996 Interim Period. The decrease in sales volume was attributable to continuing operational problems resulting from the loss of $119,282 worth of finished inventory to fire on August 8, 1996, and inadequate management in attempting to deal with the difficulties resulting from the causality loss. Because of the very low level of activity during the 1997 Interim Period cost of sales decreased to $9,549, with no costs being incurred for warehouse labor or freight. Gross profit declined to $18,741 in the 1997 Interim Period to compared to $276,421 in the 1996 Interim Period, and as a percent of sales income decreased to from 81.8 percent in the 1996 Interim Period to 66.2 percent in the 1997 Interim Period.

         Operating expenses decreased to $23,993 in the 1997 Interim Period from $163,783 in the 1996 Interim Period, but increased as a percent of sales income from 48.8 percent in the 1996 Interim Period to 84.8 percent in the 1997 Interim Period. The actual decrease in operating expenses and increase as a percentage of sales was the result of cost cutting measures taken to preserve asset value during the period of only nominal sales activity following the August 8, 1996, casualty loss.

         The Company experienced a $5,252 loss from operations in the 1997 Interim Period, compared to income from operations of $103,783 in the 1996
Interim Period. The loss from operations in the 1997 Interim Period was 18.6 percent of sales income. The Company also experienced a loss on the repossession of a 1990 GMC truck as a result of the Company's default on a note to Springdale Bank and Trust and an extraordinary loss in the amount of $20,455, as a result of the loss of corporate assets, treated for financial purposes as an uncollectible note receivable.

         Net income before income taxes was $101,829 in the 1996 Interim Period (which represented 30.1 percent of income from sales). For the 1997 Interim Period a loss of $33,690 was incurred which represented 119.1 percent of sales. Net income after income taxes was $66,453 in the 1996 Interim Period (which represented 19.7 percent of income from sales

         Quarterly Results of Operations

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

         Income Taxes

         For income tax reporting and financial statement reporting at June 30, 1997, and June 30, 1996, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement expense giving rise to accrual of deferred income tax.

Liquidity and Capital Resources

         Historically, the Company financed its growth from borrowings and shareholder contributions. Net cash provided by operating activities totaled $50,490 in the 1996 Interim Period, while net cash provided by operating activities totaled $2,999 in the 1997 Interim Period. As of June 30, 1997, the Company had a working capital deficit in of $2,800. During the 1997 Interim Period the Company continued to experience operating difficulties as a result of lack of working capital following the August 8, 1996, casualty loss and the resulting operational decline. The Company also continued to experience inadequate management until the election of new management for the Company on May 12, 1997. The new Management for the Company has begun a plan to recapitalize the Company. There is no assurance that the Company will be successful in its efforts to implement its plan for recapitalization and the resumption of full operations.

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

          27   Financial  Data  Schedule.
  ---------------

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


                                           AAROW ENVIRONMENTAL GROUP, INC.,
                                           (Registrant)


                                           By: /S/STANLEY L. SISEMORE
                                               ---------------------------
                                               Stanley L. Sisemore, President

Date:  August 25,1997