Form 10QSB
period 1997-09-30
AAROW ENVIRONMENTAL GROUP INC
filed 1998-07-09
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

 X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
---  OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.



---  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE  TRANSITION PERIOD FORM                TO            .
                                            --------------    -----------



Commission file number:  0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                 (Name of small business issuer in its charter)


              Nevada                                    73-1491593
-------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           1317 South Turner
         Springdale, Arkansas                             72764
---------------------------------------               ------------
(Address of principal executive offices)               (Zip Code)

                                 (501) 927-1884
                           ---------------------------
                           (Issuer's telephone number)

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

Applicable only to corporate issuers

The number of outstanding of Common Stock as of July 7, was 9,318,904.

                         AAROW ENVIRONMENTAL GROUP, INC.

                    Index to Quarterly Report on Form 10-QSB

Part I -  FINANCIAL INFORMATION                                             Page
                                                                            ----

         Item 1.  Financial Statements                                         3

                  Unaudited Consolidated Balance Sheets
                  as of September 30, 1997, and December 31, 1996.             3

                  Unaudited Consolidated Statements of Income for
                  the Three Months and Nine Months Ended
                  September 30, 1997 and 1996                                  4

                  Unaudited Consolidated Statements of Cash Flows
                  for the Nine Months Ended
                  September 30, 1997 and 1996                                  5

                  Notes to Unaudited Consolidated Financial Statements         6

                  Supplemental Information                                     9

         Item 2.  Management's Discussion and Analysis or Plan of Operation   10

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities                                       14

         Item 3.  Defaults Upon Senior Securities                             14

         Item 4.  Submission of Matters to a Vote of Security Holders         14

         Item 5.  Other Information                                           14

         Item 6.  Exhibits and Reports on Form 8-K                            14

Part I - Financial Statements

Item 1.  Financial Statements



                         AAROW ENVIRONMENTAL GROUP, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                        September 30, December 31,
                                                                           1997          1996
                                                                        ------------  ------------

                                     ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                            $   9,644    $   2,147
    Accounts Receivable                                                      2,732         --
    Inventory                                                               24,565       31,625
    Insurance Claim                                                        119,182      119,182
                                                                         ---------    ---------
        Total Current Assets                                             $ 156,123    $ 152,954

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
    depreciation of $ 12,431 and $ 23,730 respectively)                      9,135       46,005

OTHER ASSETS:
    Organization Costs (net of accumulated
        amortization of $ 2,250 and $ 1,575 respectively)                $   2,250    $   2,925
    Covenant Not to Compete (net of accumulated amortization of
        amortization of $ 300 and $ 0 respectively)                         17,700            0
                                                                         ---------    ---------

         Total Other Assets                                              $  19,950    $   2,925
                                                                         ---------    ---------
TOTAL ASSETS                                                             $ 185,208    $ 201,884
                                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                     $  21,314    $  20,309
    Payroll Taxes Payable                                                   86,489       67,005
    Accrued Interest Payable                                                 3,800          733
    Current Portion of Long Term Notes                                      60,000       66,891
                                                                         ---------    ---------
        Total Current Liabilities                                        $ 171,603    $ 154,938

LONG TERM LIABILITIES                                                            0        3,654
                                                                         ---------    ---------
                Total Liabilities                                        $ 171,603    $ 158,592

STOCKHOLDERS' EQUITY:
    Common Stock, $ 0.001 par value, 30,000,000 shares
        authorized,  8,867,945 shares issued and outstanding             $   8,868    $   7,619
    Convertible Preferred Stock, $0.001 par value,  5,000,000 shares authorized, 3,000,000 shares issued and outstanding, one share
        convertible for three shares common                                  3,000        3,000
    Paid in Capital                                                        195,117       99,881
    Retained Earnings                                                     (193,380)     (67,208)
                                                                         ---------    ---------

            Total Stockholders' Equity                                   $  13,605    $  43,292
                                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 185,208    $ 201,884
                                                                         =========    =========


                  See notes to unaudited financial statements.


                         AAROW ENVIRONMENTAL GROUP, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                       Three Months Ended              Nine Months Ended
                                                            September 30                  September 30,
                                                   ----------------------------    ----------------------------
                                                        1997            1996            1997           1996
                                                   ------------    ------------    ------------    ------------
SALES INCOME                                       $      6,608    $     29,172    $     34,898    $    367,164

COST OF SALES:
    Materials                                      $      2,422    $      8,509    $     11,971    $     55,575
    Warehouse Labor                                           0           8,959               0          31,283
    Freight                                                 135               0             135           1,183
                                                   ------------    ------------    ------------    ------------
       Total Cost of Sales                         $      2,557    $     17,468    $     12,106    $     88,041
                                                   ------------    ------------    ------------    ------------

        Gross Profit                               $      4,051    $     11,704    $     22,792    $    279,123
                                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES                                       96,533          70,345         120,526         234,667
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                      $    (92,482)   $    (58,641)   $    (97,734)   $     44,456
                                                   ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSES):
    Interest Income                                $          0    $        754    $          0    $        934
    Interest Expense                                          0          (2,841)         (3,136)         (4,290)
    Penalties                                                 0               0          (1,549)              0
                                                   ------------    ------------    ------------    ------------
        Total Other Income and (Expenses)          $          0    $     (2,087)   $     (4,685)   $     (3,356)
                                                   ------------    ------------    ------------    ------------


NET INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEMS AND INCOME TAXES                         $    (92,482)   $    (60,728)   $   (102,419)   $     41,100
                                                   ------------    ------------    ------------    ------------

EXTRAORDINARY ITEMS AND INCOME TAXES:
    Extraordinary Item-- Note Receivable           $          0    $          0    $    (20,455)   $          0
    Extraordinary Item-- Loss on Repossession                 0               0         ( 3,298)              0
    Income Taxes                                              0               0            --           (11,869)
                                                   ------------    ------------    ------------   ------------
      Total Extraordinary Items and Income Taxes   $          0    $          0    $    (23,753)   ($    11,869)
                                                   ------------    ------------    ------------   ------------


NET INCOME (LOSS)                                  $    (92,482)   $    (60,728)   $   (126,172)   $     29,231
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE number of common stock
    and common stock equivalents outstanding         17,867,945      16,618,702      17,867,945      16,618,702
                                                   ============    ============    ============    ============

NET INCOME (LOSS) per common stock and
common stock equivalents                           $     (.005)    $      (.004)   $      (.008)   $       .002
                                                   ============    ============    ============    ============










                  See notes to unaudited financial statements.


                         AAROW ENVIRONMENTAL GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                          September 30,
                                                                                        1997         1996
                                                                                      ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                 $(126,172)   $  29,231
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation                                                                      3,744       10,623
        Amortization                                                                        975          675
        Extraordinary items                                                              23,753            0
        (Increase) decrease in assets:
            Accounts receivable                                                          (2,732)     (25,202)
            Prepaid expenses                                                                  0          658
            Employee receivable                                                               0       (5,397)
            Interest receivable                                                               0         (934)
            Inventory                                                                     7,060      (59,269)
        Increase (decrease) in liabilities:
            Bank overdraft                                                                    0           (1)
            Accounts payable                                                              1,005      (10,403)
            Payroll taxes payable                                                        19,484       13,063
            Sales taxes payable                                                               0          (31)
            Accrued interest payable                                                      3,068       (1,001)
            Accrued income taxes                                                              0       11,869
            Billings in excess of cost and accrued profits                                    0       67,442
                                                                                      ---------    ---------
               Net cash provided (used) by operating activities                       $ (69,815)   $  31,323
                                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                             $       0    $  (6,395)

    Note receivable stockholder                                                               0      (30,595)

    Covenant Not to Compete                                                             (18,000)           0
                                                                                      ---------    ---------

                Net cash used by investing activities                                 $ (18,000)   $ (36,990)
                                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    New borrowings
        Long-term                                                                     $       0    $  76,888

        Short-term                                                                        4,500            0
    Debt reduction
    Long-term                                                                           (15,045)     (71,222)
    Proceeds from sale of common stock                                                  105,857
                                                                                      ---------    ---------

                Net cash provided by financing activities                             $  95,312    $   5,666
                                                                                      ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                       $   7,497    $      (1)

CASH AT BEGINNING OF  THE PERIOD                                                          2,147        3,008
                                                                                      ---------    ---------

CASH AT END OF PERIOD                                                                 $   9,644    $   3,007
                                                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                          $   3,136    $   4,290
                                                                                      =========    =========





                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING
-------------------

         The financial statements of Aarow Environmental Group, Inc. (the "Company") at September 30, 1997, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

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

INCOME TAXES
------------

         For income tax reporting and financial statement reporting at September 30, 1997, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes

NOTE 1:  INSURANCE CLAIM
------------------------

         On August 8, 1996 a fire destroyed $ 119,282 worth of finished inventory. This inventory was insured by Loyds of London for cost less a $ 100 deductible. The Company has submitted a claim for payment and expects payment from the insurer for the full insured amount.

                         AAROW ENVIRONMENTAL GROUP, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996





NOTE 2:  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

         All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.


NOTE 3:  LIABILITIES
---------------------

         The Company's Long-Term debt consists of the following:

                                                                                September 30,   December 31,

                                                                                  1997               1996
                                                                                -------------   ------------

         Anchor Financial, 21 % interest, $ 354.39 per month                     $         0    $    1,173
         Maturity Date:  6-30-1997
         Secured by computer printers and a copier
         Springdale Bank & Trust, 10.25%, $ 534.58 per month                               0         9,372
         Maturity Date:  5-10-98
         Secured by 90 GMC truck
         Springdale Bank & Trust, 10.25%, Monthly Int. Only Payment                   60,000        60,000
         Maturity Date  on Demand
         Secured by Inventory and accounts receivable
         Secured by Common Stock
         Current Portion of long-term debt                                           (60,000)      (66,891)
                                                                                  ----------    ----------
         Long-term debt, less current portion                                    $         0    $    3,654
                                                                                 ===========    ==========
         The following is a summary of principal maturities of debt:
         June 30, 1998                                                           $    60,000    $   66,891
                                                                                 ===========    ==========


NOTE 4:   RELATED PARTY TRANSACTIONS AND EXTRAORDINARY ITEMS
------------------------------------------------------------

         On February 24, 1997, Springdale Bank and Trust, a note holder, called a note in the amount of $ 9,372 that was in default. Springdale Bank and Trust obtained possession of the collateral which was a 90 GMC truck.

         At December 31, 1996, Dan Pilkington was the president of the Company. As president, Mr. Pilkington made various assets available to himself which totaled a book value of $ 20,455. The removal of these assets was originally recorded as a note receivable from officer. It has been determined that this receivable is not collectable and is being recognized as an extraordinary item on the September 30, 1997, income statement.

NOTE 5:  MANAGEMENT CHANGE
--------------------------

         On May 12, 1997 a new president, officers, and board of directors were elected.

NOTE 6:  GOING CONCERN
----------------------

         As shown in the accompanying financial statements, the Company has incurred a loss for the period ended September 30, 1997 and has a deficit in working capital. Due to inadequate management in previous quarters there has been a reduction in the number of distributors for the Company's product resulting in a corresponding drop in overall sales. As discussed in Note 5 the existing president at March 31, 1997, was removed and new officers were elected. The new management has begun a plan

                         AAROW ENVIRONMENTAL GROUP, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 6:  GOING CONCERN - continued
----------------------------------

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

NOTE 7:  EARNINGS PER COMMON SHARE
----------------------------------

         Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.

                         AAROW ENVIRONMENTAL GROUP, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

SUPPLEMENTAL INFORMATION

                            Three Months Ended     Nine Months Ended
                             September 30,           September 30,
                            ------------------   --------------------
                              1997      1996       1997       1996
                              ----      ----       ----       ----
Operating Expenses:
    Accounting             $ 10,559   $  4,000   $ 12,019   $  7,650
    Advertising                   0          0          0        100
    Amortization                225        225        675        675
    Auto & Truck              1,018      1,577      2,660     10,354
    Bank Charges                 14          0        130         56
    Credit Card Fees              0         79          0        217
    Contributions                 0          0          0        500
    Depreciation                792      3,838      3,744     10,623
    Dues & Subscriptions          0          0          0        220
    Insurance                     0      2,391        222      7,718
    Management Expense            0        534          0      1,384
    Miscellaneous               320          0        380         18
    Office Expense            6,699        949     10,199      7,314
    Office Salaries          36,997      8,502     42,997     25,549
    Other Salaries            7,699      6,600      7,699     21,903
    Payroll Tax Expense       3,419      2,370      3,878      6,552
    Postage                      22          0         22      1,664
    Rent                      3,529      9,035      4,591     22,379
    Repairs                       0          0          0        285
    Sales Commission              0        950          0     19,319
    Supplies                  9,002     11,133      9,882     12,598
    Taxes & Licenses              0          0          0        130
    Telephone                 6,503      3,934      6,956     20,220
    Travel                    1,706     13,360      6,197     53,772
    Unemployment Taxes        1,129        255      1,375      1,411
    Utilities                     0        613          0      2,056
                           --------   --------   --------   --------


        Total              $ 89,633   $ 70,345   $113,626   $234,667
                           ========   ========   ========   ========

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The  following  discussion  should  be read  in  conjunction  with  the
unaudited   consolidated   financial  statements  and  notes  thereto  appearing
elsewhere in this Report.

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

Results of Operations

         The following table sets forth selected results of operations for the three months and nine months ended September 30, 1997 and 1996, which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.


                                         Three Months Ended September 30,                Nine Months Ended September 30,
                                   ----------------------------------------------  ---------------------------------------------
                                            1997                    1996                   1997                     1996
                                   ---------------------    ---------------------  ----------------------   --------------------

                                      Amount    Percent        Amount    Percent      Amount     Percent       Amount    Percent
                                   ---------  ---------     ---------  ---------   ---------   ---------
Sales income                       $   6,608      100.0%    $  29,172      100.0%  $  34,898       100.0%   $ 367,164      100.0%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
Cost of sales:
  Materials                            2,422       36.7%        8,509       29.2%     11,971        34.3%      55,575       15.1%
  Warehouse labor                          0          0%        8,959       30.7%          0           0%      31,283        8.5%
  Freight                                135         .2%            0          0%        135          .4%       1,183         .4%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
  Total Cost of Sales                  2,557       36.9%       17,468       59.9%     12,106        34.7%      88,041       24.0%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
Gross profit                           4,051       63.1%       11,704       40.1%     22,792        65.3%     279,123       76.0%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------

Operating expenses                    96,533    1,460.9%       70,345      241.1%    120,526       345.4%     234,667       63.9%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
Income or (loss) from operations     (92,482)    1399.5%      (58,641)     201.0%    (97,734)      280,1%      44,456       12.1%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
Other income and (expense):
Interest income                            0          0%          754        2.6%          0           0%         934         .3%
Interest expense                           0          0%       (2,841)       9.7%     (3,136)        9.0%      (4,290)       1.2%
Penalties                                  0          0%            0          0%     (1,549)        4.4%           0          0%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
Total other income
  and (expense)                            0          0%       (2,087)       7.2%     (4,685)       13.4%      (3,356)        .9%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
Income (loss) before
  extraordinary items and
  income taxes                       (92,482)    1399.5%      (60,728)     208.2%   (102,419)      293.5%      41,100       11.2%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
Extraordinary items and
 income taxes:
 Loss on Note Receivable                   0          0%            0          0%    (20,455)       58.6%           0          0
 Loss on Repossession                      0          0%            0          0%     (3,298)        9.5%           0          0
 Income tax expense                        0          0%            0          0%          0           0%     (11,869)       3.2%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
   Total extraordinary items
      and income taxes                     0          0%            0          0%    (23,753)       68.1%     (11,869)       3.2%
                                   ---------  ---------     ---------  ---------   ---------   ---------    ---------  ---------
Net Income or (loss)               ($ 92,482)     139.5%    ($ 60,728)     208.2%  ($126,172)      361.5%   $  29,231        8.0%
                                   =========  =========     =========  =========   =========   =========    =========  =========

                                       10

Comparison of the Three Months and Nine Month Periods ended September 30, 1997 and 1996.

         Sales income decreased to $6,608 in the three months ended September 30, 1997 (the "1997 Three-Month Period") from $29,172 for the three months ended September 30, 1996, 1996 (the "1996 Three-Month Period"), a decrease of $22,564 (a decrease of 77.3 percent). Sales income decreased to $34,898 in the nine months ended September 30, 1997 (the "1997 Nine-Month Period") from $367,164 in the nine months ended September 30, 1996 (the "1996 Nine Month Period"), a decrease of $332,266 (a decrease of 90.5 percent). The decrease in sales income was due to decreased sales of Peat Moose Absorbent products during the 1997 Three-Month Period and 1997 Nine-Month Period (collectively the "1997 Interim Period") as compared to the 1996 Three-Month Period and 1996 Nine Month Period (collectively the "1996 Interim Period"), which was attributable to continuing operational problems resulting from the loss of $119,282 worth of finished inventory to a fire on August 8, 1996, and inadequate management in attempting to deal with the difficulties resulting from the causality loss during the following eight months. During the first quarter of 1997, the former President of the Company disappeared and in March 1997, new officers and directors were appointed and installed to manage the Company. Because of the very low level of sales activity during the 1997 Interim Period, cost of sales decreased to $4,051 and $12,106 during the 1997 Three-Month Period and the 1997 Nine-Month Period, respectively, from $17,468 and $88,041 during the 1996 Three-Month Period and the 1996 Nine-Month Period, respectively, with no costs being incurred for warehouse labor during the 1997 Interim Period.

         Gross profit declined to $4,051 and $ 22,792 during the 1997 Three-Month Period and the 1997 Nine-Month Period, respectively, from $11,704 and $279,123 during the 1996 Three-Month Period and the 1996 Nine-Month Period, respectively. As a percent of sales income, gross profit increased to 63.1 percent during the 1997 Three-Month Period from 40.1 percent during the 1996 Three-Month Period, which was due to no warehouse costs having been incurred with respect to the sale, while gross profit decreased to 65.3 percent during the 1997 Nine-Month Period from 76 percent during the 1996 Nine-Month Period, which was attributable to the increased cost of materials as a percent of sale, the cost of materials as a percent of sales income increased from 15.1 percent during the 1996 Nine-Month Period to 34.3 percent during the 1997 Nine-Month Period. Since the casualty loss in August 1996, the Company has been required to obtain its peat-moss absorbent materials from third-party providers which has resulted in increased costs of materials, while during the 1996 Interim Period these materials were manufactured or processed by the Company.

         Operating expenses increased to $96,533 (1,460.9 percent of sales income) in the 1997 Three-Month Period from $70,345 (241.1 percent of sales income) in the 1996 Three-Month Period, which was principally due to the increase in office salaries from $8,502 during the 1996 Three-Month Period to $36,997 during the 1997 Three-Month Period, an increase of $28,495 (a 335.2 percent increase). This increase was attributable to the resumption of business activities in the 1997 Three Month Period, while during the 1996 Three-Month Period the Company's business activities were curtailed due to the August 1996 casualty loss. However, operating expenses decreased to $113,626 (325.6 percent of sales income) in the 1997 Nine-Month Period from $234,667 (63.9 percent of sales income) in the 1996 Nine-Month Period which was due to the business inactive of the Company commencing in August 1996 which continued until March 1997, when current management assumed management control of the Company. The decrease in operating expenses during the 1997 Nine-Month Period was principally attributable to the reduction of auto and truck expense of $7,694, depreciation of $6,879, insurance of $7,496, management expense of $1,384, rent of $17,788, sales commissions of $19,319, supplies of $2,716, telephone expense of $13,264, travel of $47,575 and utilities of $2,056. The operating expenses incurred during the 1997 Interim Period were incurred in an attempt to preserve asset value, both tangible and intangible, and to reestablish channels of product distribution and sales following the August 1996 casualty loss and former management's inabilities or absence.

         The Company experienced a loss from operations of $92,482 and $97,734 in the 1997 Three-Month Period and 1997 Nine-Month Period, respectively, compared to a loss from operations of $58,641 in the 1996 Three-Month Period and income from operations of $44,456 in the 1996 Nine-Month Period. The loss from operations in the 1997 Three-Month Period was 1,399.5 percent of sales income and 280.1 percent of sales income in the 1997 Nine-Month Period.

         During the 1997 Interim Period, the Company incurred a loss on the repossession of a Company vehicle as a result of the default on a note to Springdale Bank and Trust. In addition, a loss was incurred as a result of the Company's former president having made various assets available to himself which totaled a book value of $ 20,455. The removal of these assets was originally recorded as a note receivable from officer and was determined to be uncollectible.

         A net loss was sustained during the 1997 Three-Month Period and the 1997 Interim Period of $92,482 and $126,172, respectively. In comparison, the Company sustained a loss of $60,728 during the 1996 Three-Month Period and had net income of $29,231 during the 1996 Interim Period. During the 1997 Three-Month Period, the Company issued 444,677 shares of common stock in payment of certain current liabilities in the amount of $71,885, which was accounted for as a source of cash and payment of expenses and current liabilities.

 Quarterly Results of Operations

         The Company's operations are affected by seasonal trends principally based upon weather conditions. In the Company's experience, sales volume tends to be higher in the second, third and fourth calendar quarters and lower in the first quarter. Because the general and administrative expenses associated with maintaining and adding to the Company's manufacturing and product distribution work force are relatively fixed over the short term, the Company's margins tend to increase in periods of higher sales volume and decrease in periods of lower sales volume. These effects are not always apparent because of the impact and timing of factors which are beyond the control of the Company. Nevertheless, the Company's results of operations for a particular calendar quarter may not be indicative of the results to be expected during other quarters.

         Income Taxes

         For income tax reporting and financial statement reporting at September 30, 1997 and 1996, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement expense giving rise to accrual of deferred income tax.

Liquidity and Capital Resources

         The Company incurred a loss for the nine months ended September 30, 1997 and had a deficit in working capital of $15,480. Due to inadequate management in the last calendar quarter of 1996 and the first calendar quarter of 1997, there was a reduction in the number of distributors and channels of distribution for the Company's products which resulted in a substantial reduction in product sales. On March 31, 1997, the former President of the Company was removed and new officers and directors were elected. Under new management, the Company begun a plan to recapitalize the Company and to reestablish the relationships with its form distributors and channels of product distribution. However, there can be no assurance that future cash flows from operations and availability of credit from vendors will be sufficient to implement management's business plan or that the Company will be successful in its efforts to implement such plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

         Due to the Company's relatively short operating history under new management, its lack of substantial equity, its working capital deficit and volume of sales, traditional bank lending facilities are not currently available. Historically, the Company financed its growth from borrowings and shareholder contributions and depended in part upon credit terms form its various vendors as a source of financing. Arrangements with such vendors have generally been informal, without specific agreements as to terms and payments. The availability of credit from vendors, or the terms of any such credit, cannot be assured. Because future cash flows and the availability of vendor credit or other financing are subject to a number of variables, there can be no assurance that the Company's cash flows and capital resources will be sufficient to enable the Company to service its outstanding debt and liabilities or to maintain currently planned levels of sales and product distribution.

         Net cash used by operating activities totaled $69,815 in the 1997 Interim Period, while net cash provided by operating activities totaled $31,323 in the 1996 Interim Period. During the 1997 Interim Period the Company experienced operating difficulties as a result of lack of working capital following the August 8, 1996, casualty loss and the resulting operational decline and inactivity of the Company during the first calendar quarter of 1997. The Company also experienced inadequate management until the election of new management for the Company in March 1997. The new management for the Company begun a plan to augment the capital of the Company and to resume full operations. However, there is no assurance that the Company will be successful in its efforts to implement its capital augmentation plan and the resumption of full business operations, including the reestablishment of its former channels of product distribution. During the 1997 Interim Period, net cash flows provided by financing activities totaled $95,312, while, in comparison net cash flows provided by financing activities totaled $5,666 during the 1996 Interim Period. During the 1997 Interim Period, the Company had net cash used by investing activities of $18,000, while during the 1996 Interim Period, the company had net cash used by investing activities which totaled $36,990.

         As of December 31, 1996, RFM Arkansas had two long-term loans from Springdale Bank & Trust Company (the "Bank"), which were secured by certain a vehicle and inventory and accounts receivable, bear interest at 10.5 percent per annum, and required monthly principal and interest installment payments of $535 through May 1998 and monthly interest payments. At December 31, 1996, the outstanding principal balance of these loans were $9,372 and $30,000, respectively. On February 24, 1997, Springdale Bank and Trust called the note in the amount of $9,372 which was in default and obtained possession of the collateral, a company vehicle. The Company also has an equipment loan with Anchor Financial Corp. secured by office equipment, bearing interest at 21 percent per annum, and requiring monthly principal and interest installment payments of $354, which was paid in full at September 30, 1997.

         Currently cash flows from operations are not sufficient to service its obligations under the various financing arrangements and maintain operations of the Company. Management of the Company has developed a plan to augment its capitalization in order to resume full manufacturing and marketing operations. However, there is no assurance that the Company will be successful in its efforts to implement its plan for additional capitalization and the resumption of full business operations.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business plan and strategy; industry changes; changes in customer preferences; product competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness and preferences; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially environmental protection laws and regulations); the ability of the Company to obtain vendor credit or other financing; and other factors.

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

          27   Financial Data Schedule.
----------
* Incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996. ** Incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES

         In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AAROW ENVIRONMENTAL GROUP, INC.,
                                             (Registrant)


                                             By:  /s/ Stanley L. Sisemore
                                                 ------------------------------
                                                 Stanley L. Sisemore, President

Date:  July 8, 1998