Form 10KSB
period 1997-12-31
AAROW ENVIRONMENTAL GROUP INC
filed 1998-07-13
CIK 47968

U.S. SECRUITIES AND EXCHANGE COMMSSION
                             Washington, D.C. 20549
                                   Form 10-KSB

X Annual report under section13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

     Transaction report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to ________.

     Commission file number: 0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                       (Formerly RAIN FOREST-MOOSE, LTD.)
                 (Name of small business issuer in its charter)

                Nevada                                            73-1491593
(State or other jurisdiction of incorporation               (IRS Employer
 or  organization)                                           Identification No.)

                1317 S. Turner
                Springdale, Arkansas                              72764
   (Address of principal executive offices)                      (Zip Code)
Issuer's telephone number: (501) 927-1884

Securities to be registered under Section 12(b) of the Act:
       Title of each class             Name of each exchange on which registered
            None                                      None

Securities to be registered under Section12 (g) of the Act:
                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes No X Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and nondisclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year was $ 38,279.

The voting stock is not trading or quoted; therefore, the aggregate market value of the voting stock held by nonaffiliates based upon the average bid and asked prices is not available or determinable.

The number of outstanding of Common Stock as of July 13, 1998, was 9,318,904

                     Transitional Small Business Disclosure
                               Format (Check one):
                                    Yes   No X

                                                 TABLE OF CONTENTS

                                                                            PAGE
Part I                                                                       -1-
Item 1. Description of Business                                              -1-
         General                                                             -1-
         Background                                                          -1-
                  Reincorporation Merger                                     -1-
                  RFM Arkansas Acquisition                                   -1-
         Business                                                            -2-
         Marketing                                                           -2-
         Contractual Arrangements                                            -2-
         Competition                                                         -2-
         Government Regulation                                               -3-
         Environmental Matters                                               -3-
         Employees.                                                          -3-
Item 2.  Description of Property                                             -3-
Item 3.  Legal Proceedings                                                   -4-
Item 4.  Submission of Matters to a Vote of Security Holders                 -4-

Part II                                                                      -4-
Item 5.  Market for Common Equity and Related Stockholders Matters           -4-
Item 6.  Management's Discussion and Analysis or Plan of Operation           -4-
         Results of Operations                                               -5-
         Liquidity and Capital Resources                                     -6-
Item 7.  Financial Statements                                                -7-
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                -7-
Part III                                                                     -7-
Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   -7-
Item 10.   Executive Compensation                                            -8-
           Compensation of Directors                                         -9-
           Stock Option Plan                                                 -9-
           Officer and Director Liability                                   -10-
Item 11.   Security Ownership of Certain Beneficial Owners and Management   -10-
Item 12.   Certain Relationships and Related Transactions                   -11-
Item 13.   Exhibits and Reports on Form 8-K                                 -11-
(a)   Exhibits                                                              -11-
(b)   Reports on Form 8-K                                                   -12-

Part I

Item 1.  Description of Business.

General

    Aarow Environmental Group, Inc., a Nevada corporation (the "Company" or "Aarow Environmental"), though its wholly-owned subsidiary, Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas"), develops, manufactures, markets and distributes a core of products and services which address specific environmental issues. These issues are: Soil and Groundwater Remediation with an emphasis on bioremediation (a form of remediation which utilizes microbial bacteria to digest harmful contaminants.) Animal Waste Management through the development of and exclusive marketing of a newly designed processing machine that will tackle most of the problems associated with animal waste. Fuel and Fluid Management by treating various fuels and fluids by exposing them to a compound magnetic field. The Company has a unique configuration that has proven to be far more effective over conventional methods in the following areas: emissions reduction, controlling calcium scale build up, and fuel economy.

    The executive offices of Aarow Environmental are located at 1317 S. Turner, Springdale, Arkansas, 72764, and the telephone number of Aarow Environmental is
(501) 927-1884.

Background

    Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, inc.), the former parent of Aarow Environmental, was incorporation in April 1970. Since 1986, RTA became inactive and did not conduct any operations or activities through 1995.

    Reincorporation Merger. Aarow Environmental was incorporate in Nevada on February 21, 1996, as Rain Forest - Moose, Ltd., a wholly owned subsidiary of Rendezvous Trails of America, Inc., an Oklahoma corporation formed in June 1970 ("RTA"). The name of Company was changed from Rain Forest - Moose, Ltd., to Aarow Environmental Group, Ltd., on June 13, 1997. Pursuant to an Agreement and Plan of Merger, dated February 23, 1996, RTA merged with and into Aarow Environmental as the surviving corporation. The merger of RTA with and into Aarow Environmental effectively changed the state of domicile of RTA to Nevada as a result of Aarow Environmental being the surviving corporation and was accounted for as a reorganization of entities under common control, which was recorded at historical cost. Pursuant to the Agreement and Plan of Merger, each outstanding share of common stock of RTA was converted into one share of Common Stock, $.001 par value, of Aarow Environmental. Furthermore, on March 5, 1996, Aarow Environmental split each share of its outstanding Common Stock into two shares, which effectively resulted in 4,606,234 shares of Common Stock being issued and outstanding.

    RFM Arkansas Acquisition. Pursuant to the Plan of Reorganization and Agreement of Merger, dated March 5, 1996, RFM Acquisition Corporation of
Oklahoma, Inc., and Oklahoma corporation and wholly-owned subsidiary of Aarow Environmental ("Acquisition Corporation") merged with and into Rain Forest -Moose, Ltd., an Arkansas corporation ("RFM Arkansas " or "Subsidiary"), and as the surviving corporation, became wholly-owned subsidiary of Aarow Environmental (the "RFM Arkansas Acquisition"). Under the terms of the plan of Reorganization and Agreement of Merger, Aarow Environmental issued to the shareholders of RFM Arkansas 3,012,468 shares of Common Stock and 3,000,000 shares of Series I Convertible Preferred Stock of Aarow

Environmental in exchange for the issued and outstanding capital stock of RFM Arkansas. The RFM Arkansas Acquisition was accounted for as a reverse acquisition or Aarow Environmental by RFM Arkansas. Therefore, the results of the operations and other historical information of Aarow Environmental presented in this Report are those of RFM Arkansas. See "Item 12. Certain Relationships and Related Transactions." Upon consummation of the RFM Arkansas Acquisition, the directors and officers of RFM Arkansas became the directors and officers of Aarow Environmental.

Business

    The Company's business is centered around a core of products and services which address specific environmental issues. These issues are:

    Soil and Groundwater Remediation with an emphasis on bioremediation (a form of remediation which utilizes microbial bacteria to digest harmful contaminants.) Along with this is the Company's Aarozorb products which are environmentally preferred absorbent products.

     Animal Waste Management through the development of and exclusive marketing of a newly designed processing machine that will tackle most of the problems associated with animal waste.

    Fuel and Fluid Management by treating various fuels and fluids by exposing them to a compound magnetic field. The Company has a unique configuration that has proven to be far more effective over conventional methods in the following areas: emissions reduction, controlling calcium scale build up, and fuel economy.

Marketing

    The Company markets its products directly to consumers through the Company's marketing personnel.

Contractual Arrangements

    RFM Arkansas sells its products without a formal contract, other than pursuant to a price list. Because RFM Arkansas does not currently have any long-term contracts, the Company is not dependent to any significant degree upon any one customer or contractual relationship with a customer, the termination of which would have a material adverse effect upon the Company.

Competition

    Soil & Groundwater Remediation Competition. Large engineering & environmental assessment firms are the primary rivalry of Aarow within the soil and groundwater remediation market. These large firms comprise approximately 70-80% of Aarow's competition. The last 20-30% of the competitors comes from small engineering & environmental assessment firms and construction companies with the capabilities to expedite large excavation projects, however massive site excavation is an outdated remediation process well into it's decline.

    Aarow's   remediation   services  emphasize  in  situ  treatment.   In  situ
technologies are predicted to continue gaining market share as site characterization and analysis revenues, revenues on which our competitors rely, will begin to decline. Much of the site characterization and analysis methods will be replaced by actual site cleanups, activities at which Aarow specializes.

    Competition in the animal waste management market consists mainly of composting operations. Out of these operations the ones realizing the greatest success employ enzymes to accelerate the decomposition process. Composting methods are time consuming, eliminate only 60 to 70% of the bacteria, have little effect on nitrate and phosphate levels, and do very little to eliminate odor. Finally the end product left from this system has a limited use.

    Aarowaste systems utilize a combination of ultraviolet light and multiple chemical processes to eliminate all bacteria, bind up nutrients into release on demand forms which prevent overloading soil, significantly reduce odors, and reduce the waste stream up to 95% by removing the water. This entire process, from start to finish, transpires in a matter of minutes. The end product from the Aarow waste systems will benefit several markets (feed additives, fertilizer, etc.) in ways that have never before been possible.

    Chemical companies are the largest competitors in the fluid conditioning industry. Currently chemical injection is the method of choice for treating calcium scale build up in pipes and heat exchanger systems. Although chemical treatment is very effective, there is considerable ongoing expense involved.

    Over the years there have been several products developed to improve fuel economy. Of these products, not one has achieved overwhelming success. Therefore this market continues to be wide open.

    In either application the Aarow fuel conditioner presents a solution involving a one time expense. The unit has no moving parts, requires no maintenance, and will last for several years.

Government Regulation

    The operations of the Company are subject to various federal, state and local regulations which affect businesses generally, such as taxes, postal regulations, labor law, and environmental and zoning regulations and ordinances.

Environmental Matters

    Environmental standards must be met by the Company when doing Soil and Groundwater Remediation. When a cleanup site is finished it must be certified by the appropriate governmental agency.

Employees
    Prior to May 12, 1997, the Company had six full-time employees, of which two were employed in manufacturing, and four were employed in sales, marketing and administrative positions, none of which were represented by a labor organization. On May 12, 1997, a new President and Secretary were elected for the Company and the total number of employees was reduced to 5.

Item 2.  Description of Property.

    The Company leases executive offices at 1317 S. Turner, Springdale, Arkansas 72764.

Item 3. Legal Proceedings

    On October 2, 1997 a judgment was entered in the Washington County Court, Fayetteville, AR, against the Company. This judgment is in the amount of $ 18,370 and accrues interest at the rate of 10 %.

Item 4.  Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year ended December 31, 1997, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for Common Equity and Related Stockholders Matters.

    The Company's Common Stock is traded on the over the counter bulletin board under the symbol of AARO. On July 13, 1998, there were approximately 1,218 holders of the Company's Common Stock.

    The Company's dividend policy is to retain its earnings to support the expansion of its operations. The Board of Directors of the Company does not intent to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. The Company's future earnings and cash flow currently are dependent principally upon the operating results of RFM Arkansas and such dependency may continue indefinitely in the future.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Report.

    Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, Inc.); the former parent of Aarow Environmental was incorporation in April 1970. Since 1986, RTA became inactive and did not conduct any operations or activities through 1995 and, as of December 31, 1995, did not have any assets or liabilities. Pursuant to an Agreement and Plan Merger, dated February 23, 1996, RTA merged with and into Aarow Environmental as the surviving corporation. See "Item 1. Description of Business-Background-Reincorpration Merger." The merger of RTA with and into Aarow Environmental effectively changed the state of domicile of RTA to Nevada as a result of Aarow Environmental being the surviving corporation and was accounted for as reorganization of entities under common control, which was recorded at historical cost. RFM Arkansas was formed on March 15, 1994. As a result of the RFM Arkansas Acquisition, RFM Arkansas became a wholly owned subsidiary of Aarow Environmental, which was accounted for as a reverse acquisition of Aarow Environmental by RFM Arkansas under the purchase method of accounting. Therefore, the following discussion and analysis of results of operations discussed below are only those of RFM Arkansas prior to the RFM Arkansas Acquisition. See "Item 1. Description of Business-Background-RFM Arkansas Acquisition" and "Item 12. Certain Relationships and Related Transactions."

Results of Operations

    The following table sets forth selected results of operations for the fiscal year ended December 31, 1997, and December 31, 1996, which are derived from the audited financial statements of RFM Arkansas. See "Item 1. Description of Business-Background-RFM Arkansas Acquisition."



                                              For the Fiscal Year Ended         For the Fiscal Year Ended
                                                  December 31, 1997                 December 31, 1996
                                                  Amount       Percent            Amount       Percent
                                                  ------       -------            ------       -------

Sales income                                      $  38,279    100.00%            $404,056     100.00%
                                                  ---------    -------            --------     -------
Cost of Sales:
    Materials                                     $  20,815     54.4%             $113,269      28.0%
    Warehouse labor                                       0      0.0%               49,202      12.2%
    Freight                                             198      0.5%                1,183       0.3%
                                                  ---------    ------             --------     ------
    Total Cost of Sales                           $  21,013     54.9%             $163,654      40.5%
                                                  ---------    ------             --------     ------
Gross Profit                                      $  17,266     45.1%             $240,402      59.5%
                                                  ---------    ------             --------     ------
Operating Expenses                                 $206,652    539.9%             $290,044      71.8%
                                                  ---------    ------             --------     ------
Income or (loss) from operations                  ($189,386)   494.75%            ($49,642)     12.3%
                                                  ----------   -------            ---------    ------
Other Income and (expense);
    Interest Income                               $       0      0.0%             $    934       0.2%
    Interest Expense                              (   7,036)    18.4%             (  4,463)      1.1%
    Payroll Tax Penalties and Interest            (   6,517)    17.0%             ( 16,017)      4.0%
    Extraordinary Item                            ( 142,934)   373.4%             ( 33,493)      8.2%
                                                  ----------   ------             ---------    ------
         Total other income and (expense)         ($156,487)   408.8%             ($53,039)     13.1%
                                                  ----------   ------             ---------    ------
Net Income or (Loss)                              ($345,873)   903.56             ($102,681)    25.4%
                                                  ==========   ======             ==========   ======

WEIGHTED AVERAGE number of
common stock and common stock
equivalents outstanding                           18,024,045                      18,312,622
                                                  ==========                      ==========

NET INCOME (LOSS) per common stock
and common stock equivalents                      ($   .019)                      ($   .006)
                                                  ==========                      ==========



         Comparison of Fiscal 1997 and 1996

    Sales income decreased to $ 38,279 in 1997 from $ 404,056 for 1996, a decrease of 90.5 percent. The decrease in sales was primarily due to decreased sale of Peat Moose Absorbent products during 1997 which was attributable to continuing operational problems resulting from the loss of $ 119,282 worth of finished inventory to a fire on August 8, 1996, and inadequate management in attempting to deal with the difficulties resulting from the causality. During the first quarter of 1997, the former President of the Company disappeared and in March 1997, new officers and directors were appointed and installed to manage the Company. The decreased sales during 1997 resulted in total costs of sales decreasing to $ 21,013 in 1997, compared to $ 163,654 for 1996, a decrease of 87.1%. The decrease in total cost of sales resulted from (i) a 81.6% decrease in cost of materials from $ 113,269 in 1996, to $ 20,815, in 1997, (ii) a 100%
decrease in warehouse labor cost from $ 49,202 in 1996 to $ 0 in 1997, and (iii) a 83.3% decrease in the cost of freight from $ 1,183 in 1996 to $ 198 in 1997. Gross profit decreased 92.8% from $ 240,402 in 1996 to $ 17,266 in 1997.

    Operating expenses decreased from $ 290,044 in 1996 to $ 206,652 for 1997, a 28.8% decrease. The decrease in operating expenses was the result of the reduced operations following the August 8, 1996 causality loss and the disappearance of the former President of the Company. During the first quarter of 1997, the former President of the Company disappeared and in March 1997, new officers and directors were appointed and installed to manage the Company.


    The Company experienced a $ 189,386 loss from operations in 1997 as compared to a $ 49,642 loss from operations in 1996.

    Interest expense increased from $ 4,463 in 1996 to $ 7,036 in 1997, a 57.6 % increase. Payroll tax penalties and interest decreased to $ 6,517 in 1997 from $ 16,017 in 1996, a 59.3% decrease. The Company also experienced extraordinary losses of $ 20,455 as the result of being required to write off as not collectable a loan to the former President of the Company, a loss on repossession of a Company vehicle as a result of the default on a note to Springdale Bank and Trust and a casualty loss in the amount of $ 119,181 when it was determined that the insurance company would not pay the claim on the inventory that was destroyed by fire. Such items combined with a $ 189,386 loss from operations resulted in the a $ 345,873 loss for 1997 as compared with a loss of $ 102,681 for 1996.

    Quarterly Results of Operations

    RFM Arkansas' operations are affected by seasonal trends principally based upon weather. In RFM Arkansas' experience, sales volume tends to be higher in the second, third and fourth calendar quarters and lower in the first quarter. Because the general and administrative expenses are relatively fixed over the short term, RFM Arkansas' margins tend to increase in periods of higher sales volume and decrease in periods of lower sales volume. These effects are not always apparent because of the impact and timing of factors which are beyond the control of RFM Arkansas. Nevertheless, RFM Arkansas' results of operations for a particular calendar quarter may not be indicative of the results to be expected during other quarters.

    Income Taxes

    Prior to the RFM Arkansas Acquisition, RFM Arkansas, for federal and state income tax purposes, was taxed as a pass-through entity, and income taxes were not imposed at RFM Arkansas's level of taxation. Therefore, no provisions for income taxes have been made.

Liquidity and Capital Resources

    Historically, RFM Arkansas has financed its growth from borrowing and shareholder contributions. Net cash (used) by operating activities totaled $ 126,149 in 1997, as compared with net cash provided by operating activities totaling $ 38,020 in 1996. As of December 31, 1997, the Company had a working capital deficit of $ 243,178, compared to a working capital deficit of $ 1,984, at December 31, 1996. The working capital deficit is the result of the suspension of operations following the August 8, 1996, casualty loss and the write-off of the note in the amount of $33,493.

    During 1996, the Company experienced operating difficulties as a result of lack of working capital following the August 8, 1996, casualty loss and the operational decline. The Company also experienced a period of inadequate management until the election of new management for the Company on May12, 1997. The new Management for the Company has begun a plan to recapitalize the Company and to reestablish the relationships with its distributors. There is no assurance that the Company will be successful in its efforts to implement its plan for recapitalization and the resumption of full operations. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

    As of December 31, 1197, RFM Arkansas had one loan from Springdale Bank & Trust Company (the "Bank"), which was secured by inventory and accounts receivable, bears interest at 10.25 percent per annum. At December 31, 1997, the outstanding principal balance of this loan was $ 60,000. On February 24, 1997, Springdale Bank & Trust called a note in the amount of $ 9,372 which was in default and obtained possession of the collateral which was a 1990 GMC truck. At December 31, 1996, RFM Arkansas had an equipment loan with Anchor Financial Corp. secured by office equipment, bear interest at 21 percent per annum, and requiring monthly principal and interest installment payments of $354 through June 1997. The outstanding principal amount of this loan at December 31, 1996, was $1,173. During 1996, it was determined that Dan Pilkington had had unauthorized loans to himself which resulted in the note receivable write-off in the amount of $33,493.

Item 7. Financial Statements

    The response to this Item is set forth herein in a separate section of this Report, beginning on page F-2

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There have been no disagreements of the type required to be reported under this Item between management of the Company and its independent accountant during 1997 and 1996.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

    The following table sets forth-certain information with respect to each executive officer and director of Rain Forest and RFM Arkansas. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting and until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company authorize the Board of Directors to be constituted of not less than one and such number as the Board of Directors may from time to time determine by resolution or election. The Board currently consists of three members.



Name                   Age     Position with Aarow             Position with RFM
----                   ---     Environmental                   ------------------
                               --------------------------

Stan Sisemore          50      President, Chief Executive       President, Chief Executive
                               Officer, and Chairman            Officer, and Chairman
                               of the Board                     of the Board

Jeff Martin(1)(2)      36      Executive Vice President         Executive Vice President
                               and  Director                    and Director

Lloyd Phillips(1)      52      Secretary and Director           Secretary and Director

-------------------------

(1) As holders of 1/3 each of the outstanding Series I Convertible Preferred Stock, Mr. Sisemore, Mr. Martin, and Mr. Phillips combined hold approximately 58 percent of the outstanding voting rights of the shareholders of the Company. Therefore, Mr. Sisemore, Mr. Martin and Mr. Phillips acting in unison may be able to elect all members of the Board of Directors of the Company. See"Item 11. Security Ownership of Certain Beneficial Owners and Management."
(2)  Member of the Stock Option Committee. See"-Stock Option Plan,"below.

    The executive officers of the Company and RFM Arkansas devote their full-time to the Company's business.

    The following is a brief description of the business background of the executive officers and directors of the Rain Forest and RFM Arkansas.

    Stan Sisemore has been Chairman of the Board, President and Chief Executive Officer, and a Director of the Company and RFM Arkansas since May 12, 1997. Mr. Sisemore also serves as a member of the Stock Option Committee. From April 1995, Mr. Sisemore served as marketing director of the Company and will continue to also function in that capacity. From April 1991 until April 1995, Mr. Sisemore served as Executive Vice President of Magnadyne Industries, Inc., a company holding over 25 patents related to Magnetic D.C. Motor technology and Magnetic Energy. He is also a stockholder in Magnadyne. Mr. Sisemore has been involved in marketing and manufacturing for twenty years and has been involved in product development for the past ten years. During his employment with the Company he has been involved in the development of the absorbent program for the Company.

    Jeff Martin is Executive Vice President and a Director of the Company and RFM Arkansas serves as a member of the Stock Option Committee. Prior to becoming employed with the Company and RFM Arkansas in September 1994, Mr. Martin was employed by First Brands Corporation as operations manager of packaging plant operations. His responsibilities included safety, quality and production coordinator and as Industrial Engineer at Wire Mold Corporation where he was responsible for product enhancement. Mr. Martin received an Associate of Arts Degree in 1993 from Mississippi County Community College and attended the University of Arkansas with studies focused on engineering.

    Lloyd Phillips was elected as Secretary and a Director of the Company on May 12, 1997. Prior to his employment with the Company Mr. Phillips was president of a large manufactured homes company and has been involved in the management and development of the poultry and egg industry for the past eighteen years. Mr. Phillips also has a broad background in sales and marketing.

    During 1996 and until his removal in March 1997, Dan Pilkington held the positions of Chairman of the Board, President and Chief Executive Officer of the Company and of RFM Arkansas.

Item 10.  Executive Compensation

    The following table sets forth-certain information with respect to the total cash compensation, paid or accrued, of the President of the Company and RFM Arkansas and each of the executive officers that received compensation in excess of $100,000 during 1997. Because Rendezvous Trails of America, Inc. (the former parent of Aarow Environmental) was inactive during 1993 through 1996, its President and other executive officers were not paid any executive compensation nor was any accrued during such years. Furthermore, because the Company and RFM Arkansas were, inactive during much of 1997, the President and other executive officers of RFM Arkansas were not paid any executive compensation nor was any accrued during 1997.

                                                                  Annual Compensation
                                                                  -------------------
                                                                                               All Other
Name and Principal Position                 Year(1)           Salary(2)         Bonus(3)    Compensation
---------------------------                 --------          ---------         --------    ------------


Stanley L. Sisemore                             1997          $ 23,000          $      0      $       0
    President and Chief Executive Officer       1996          $      0          $      0      $       0
    of RFM Arkansas

Jeff Martin                                     1997          $ 26,000          $      0      $       0
    Executive Vice President                    1996          $      0          $      0      $       0
    and Director

Lloyd Phillips                                  1997          $ 23,000          $      0      $       0
    Secretary and Director                      1996          $      0          $      0      $       0

-------------------------------
(1) The executive officers, including the President, were not paid any executive compensation during 1993 or 1994 nor was any accrued during such year.
(2) Dollar value of base salary (both cash and non-cash) earned during the year.
(3) Dollar value of bonus (both cash and non-cash) earned during the year.

Compensation of Directors

    The directors of Aarow Environmental and RFM Arkansas are employees of Aarow Environmental and are nor currently compensated for attending meetings of directors and committees of the Board of Directors, but are reimbursed out-of-pocket expenses.

Stock Option Plan

    The company established the Rain Forest - Moose, Ltd. 1996 Stock Option Plan (the "Stock Option Plan" or the "Plan") in February 1996. The plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and nonincentive stock option ("NSO Options") with or without SARs to employees and consultants of the Company, including employees who also serve as directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 2,500,000. Options have not been granted under the Plan as of the date of this Report.

    The Stock Option Committee, which is currently comprised of Messrs. Sisemore and Martin, administers and interprets the Plan and has authority to grant options to all eligible and determine the types of options, with or without SARs, granted, the terms, restrictions and conditions of the options at the time of grant, and whether SARs, if granted, are exercisable at the time of exercise of the Option to which the SAR is attached.

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

Officer and Director Liability

    The Certificate and Bylaws of Aarow Environmental provide that the Company shall indemnify its directors and officers to the full extent permitted by the Nevada General Corporation Law. Under such provisions, any director or officer, who in his capacity as such, is made, a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the Company. The Certificate and Bylaws of the Company and the Nevada General Corporation Law further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Certificate, the Bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Act may be permitted to directors and officers of Aarow Environmental has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table presents certain information as to the beneficial ownership of the Common Stock and Series I Convertible Preferred Stock as of July 9, 1998, of (i) each person who is known to Aarow Environmental to be the beneficial owner of more than five percent thereof, (ii) each current director and executive officer of Aarow Environmental, and (iii) all current executive officers and directors as a group together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their share unless otherwise indicated, and there is no family relationship between the executive officers and directors of Aarow Environmental.


                                                 Series I Convertible
                                                        Preferred Stock                Common Stock
                                             ----------------------------          -------------------------
                                            Shares               Percent of        Shares         Percent of
                                            Beneficially         Share             Beneficially   Share
      Owned                                 Outstanding          Owned             Ownership
      -----                                 ------------         -----             =========

Name and Address of Beneficial Owner
------------------------------------
Stanley L. Sisemore(1)                      1,000,000            33.3%             4,440,000      24.24%
Jeff Martin                                 1,000,000            33.3%             3,250,000      17.74%
Lloyd W. Phillips                           1,000,000            33.3%             3,100,000      16.90%
Executive Officers and Directors as a group
   (three persons)(1                        3,000,000            100.0%            10,790,000     58.88%

----------------------------
(1) With respect to the Common Stock, includes 9,000,000 shares issuable upon conversion of the Series I Convertible Preferred Stock.

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

    Pursuant to a Plan of Reorganization and Agreement of Merger, dated February 23, 1996, Dan Pilkington and Jeff Martin exchanged their shares of the capital stock of RFM Arkansas for 1,597,468 and 250,000 shares of Common Stock, respectively, and Mr. Pilkington also received 3,000,000 shares of Series I Convertible Preferred Stock. See " Item 1. Description of Business-Background-RFM Arkansas Acquisition." The Series I Convertible Preferred Stock is convertible into 9,000,000 shares of Common Stock of Rain Forest. In connection with RFM Arkansas Acquisition and the transactions related thereto, an independent determination of fairness and reasonableness of the terms of the transactions was not obtained; however, the transactions were negotiated on an arms'-length basis by the respective parties and are believed to have been fair by respective parties and management of Rain Forest.

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

    U.S. Equipment & Services, Inc. which is wholly owned by Monica Pilkington who is a former executive officer of Aarow Environmental and RFM Arkansas and the wife of Mr. Pilkington, made an unsecured loan to RFM Arkansas, which bears interest at the rate of 7.5 percent per annum. At December 31, 1994 and 1995, the outstanding principal amount of such loan was $17,362 and $8,409, respectively. At December 31, 1996, these loans had been discharged in connection with the resolution of unauthorized loans from the Company to Mr. Pilkington.

Item 13.  Exhibits and Reports on form 8-K

     2.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc., Rain Forest - Moose, Ltd., dated February 23, 1996. *
     2.2 Plan of Reorganization and Agreement of Merger among Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., Rain Forest - Moose, Ltd., and Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1196*
     3.1 Articles of Incorporation of Rain Forest - Moose, Ltd., a Nevada corporation.*
     3.2  Bylaws of Rain Forest - Moose, Ltd. *
     4.1  Form of Certificate of Common Stock of Rain Forest - Moose, Ltd.*
     4.2 Agreement and Plan of Merger among Rendezvous Trails of America, Inc., and Rain Forest - Moose, Ltd., dated February 23, 1996 filed as
          Exhibit 2.1 hereto.*
     4.3 Plan of Reorganization and Agreement of Merger among Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996, filed as Exhibit 2.2 hereto.*

     4.4 Certificate of the Powers Designation, Rights and Preferences for the Series I Convertible Preferred Stock of Rain Forest - Moose, Ltd., dated March 5, 1996.*
     4.5 Registration Rights Agreement between Rain Forest - Moose, Ltd. and Dan Pilkington, dated March 5, 1996.*
     4.6 Rain Forest - Moose, Ltd. 1996 Stock Option Plan, adopted February 21, 1996.*
     10.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc. and Rain Forest - Moose, Ltd., dated February 23, 1996, filed as
          Exhibit 2.1 hereto.*
     10.2 Plan of Reorganization and Agreement of Merger among Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore and Bill Hooten, dated January 19, 1996, filed as Exhibit 2.2 hereto.*
     21.1 Subsidiary of Registrant.*

     27   Financial Data Schedule

--------------------------------------------
*    Incorporated by reference to Form 10-KSB dated March 8, 1996

((b) Reports on Form 8-K

         There were no reports on Form 8-K filed with the Commission during the last quarter of 1996.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AAROW ENVIRONMENTAL GROUP, INC.
                                               (Registrant)

                                      By:  /s/ Stanley L. Sisemore
                                           ----------------------------------
                                               Stanley L. Sisemore, President

Date: July 13, 1998


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                         Title                                          Date
         ----                          ----                                          ----

        Stanley L. Sisemore           Chief Executive Officer, President and
                                      Chairman of the Board                          July 13, 1998

        Jeff Martin                   Executive Vice President
                                      and Director                                   July 13, 1998

        Lloyd W. Phillips             Secretary                                      July 13, 1998




                          INDEX TO FINANCIAL STATEMENTS


AAROW ENVIRONMENTAL GROUP, INC.

         Independent Auditors Report                                                  F-2

         Balance Sheet, December 31,1997 and 1996                                     F-3

         Statements of Income and Retained Earnings for the Twelve Months
         Ended December 31, 1997 and the Twelve Months Ended December 31, 1996        F-5

         Statements of Cash Flows for the Twelve Months Ended December 31, 1997
         and the Twelve Months Ended December 31, 1996                                F-6

         Notes to Financial Statements                                                F-7

         Supplemental Information                                                     F-12


                           INDEPENDENT AUDITORS REPORT



To the Board of Directors
and Stockholders of
Aarow Environmental Group, Inc.
Springdale, AR


I have audited the accompanying balance sheets of Aarow Environmental Group, Inc. (a public corporation) as of December 31, 1997 and December 31, 1996 and the related statements of income and retained earnings, cash flows, and supplemental information for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aarow Environmental Group, Inc. as of December 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note-11 to the financial statements, the Company's significant operating loss, working capital deficit, and prior lack of adequate management raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Springdale, AR
May 28, 1998

AAROW ENVIRONMENTAL GROUP, INC.
BALANCE SHEET
As of December 31, 1997 and December 31, 1996
                                                             Dec. 31,   Dec. 31,
Assets                                                         1997       1996
                                                             --------   --------

Current Assets:
Cash and Cash Equivalents                                    $      0   $  2,147
Accounts Receivable                                             1,043          0
Inventory                                                      33,668     31,626
Insurance Claim                                                     0    119,182
                                                             --------   --------
                                TOTAL CURRENT ASSETS         $ 34,711   $152,954

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
     depreciation of $ 10,001 and $ 23,730 respectively)       12,095     46,005

Other Assets
Organization Costs (net of accumulated
     amortization of $ 2,475 and $ 1,575 respectively) $ 2,025 $ 2,925 Noncompete Covenant (net of accumulated
     amortization of $ 750)                                    17,250          0
                                                             --------   --------
                                TOTAL OTHER ASSETS           $ 19,275   $  2,925
                                                             --------   --------

                                TOTAL ASSETS                 $ 66,081   $201,884
                                                             ========   ========




SEE ACCOUNTANTS REPORT AND NOTES



AAROW ENVIRONMENTAL GROUP, INC.
BALANCE SHEET
As of December 31, 1997 and December 31, 1996
                                                                       Dec. 31,     Dec. 31,
Liabilities and Stockholders Equity                                      1997        1996
                                                                      ---------    ---------

Current Liabilities:
Bank Overdraft                                                        $   2,316    $       0
Accounts Payable                                                         26,538       20,309
Payroll Taxes Payable                                                   107,965       67,005
Accrued Interest Payable                                                  7,700          733
Judgment Payable                                                         18,370            0
Short Term Notes                                                         55,000            0
Current Portion of Long Term Notes                                       60,000       66,891
                                                                      ---------    ---------
         TOTAL CURRENT LIABILITIES                                    $ 277,889    $ 154,938

LONG TERM LIABILITIES                                                         0        3,654
                                                                      ---------    ---------

         TOTAL LIABILITIES                                            $ 277,889    $ 158,592

Stockholders Equity
Common Stock at Dec. 31, 1997, $ 0.001 par value, 30,000,000 shares   $   9,024    $   7,619
     authorized,  9,024,045 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares           3,000        3,000
     authorized, 3,000,000 shares issued and outstanding,
     one share convertible for three shares common
Paid in Capital                                                         189,249       99,881
Retained Earnings                                                      (413,081)     (67,208)
                                                                      ---------    ---------
TOTAL STOCKHOLDERS EQUITY                                             $(211,808)   $  43,292
                                                                      ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $  66,081    $ 201,884
                                                                      =========    =========






SEE ACCOUNTANTS REPORT AND NOTES
                                                                             F-4

AAROW ENVIRONMENTAL GROUP, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Twelve Months Ended December 31, 1997 and
the Twelve Months Ended December 31, 1996
                                               Dec. 31      Dec. 31,
                                                 1997         1996
                                              ---------    ---------

Sales Income                                  $  38,279    $ 404,056

Cost of Sales
         Materials                            $  20,815    $ 113,269
         Warehouse Labor                              0       49,202
         Freight                                    198        1,183
                                              ---------    ---------
Total Cost of Sales                           $  21,013    $ 163,654
                                              ---------    ---------

         GROSS PROFIT                         $  17,266    $ 240,402

Operating Expenses                              206,652      290,044
                                              ---------    ---------

         GAIN  OR (LOSS) FROM OPERATIONS      $(189,386)   $ (49,642)

Other Income and (Expenses)
         Interest Income                      $       0    $     934
         Interest Expense                        (7,036)      (4,463)
         Payroll Tax Penalties and Interest      (6,517)     (16,017)
                                              ---------    ---------
Total Other Income and (Expense)              $ (13,553)   $ (19,546)
                                              ---------    ---------

         INCOME OR (LOSS) BEFORE
         EXTRAORDINARY ITEM                   $(202,939)   $ (69,188)

Extraordinary Items
         Note Receivable                      $ (20,455)   $ (33,493)
         Loss on Repossession                    (3,298)           0
         Casualty Loss                         (119,181)           0
                                              ---------    ---------
Total Extraordinary Items                     $(142,934)   $ (33,493)
                                              ---------    ---------

         NET INCOME OR (LOSS)                 $(345,873)   $(102,681)

Retained Earnings at Beginning of Year          (67,208)      35,473
                                              ---------    ---------

         RETAINED EARNINGS AT END OF YEAR     $(413,081)   $ (67,208)
                                              =========    =========





SEE ACCOUNTANTS REPORT AND NOTES
                                                                             F-5


AAROW ENVIRONMENTAL GROUP, INC.
STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 1997 and
the Twelve Months Ended December 31, 1996
                                                                Dec. 31,     Dec. 31,
                                                                  1997         1996
                                                              ----------   ----------

         CASH FLOWS FROM OPERATING ACTIVITIES
Net Income or (Loss)                                          $(345,873)   $(102,681)
     Adjustments to reconcile net loss to net cash provided
     by operating activities
     Depreciation                                                 3,383       12,572
     Amortization                                                 1,650          900
     Extraordinary Items                                         23,753       33,493
(Increase) decrease in:
     Accounts Receivable                                         (1,043)      50,227
     Employee Receivable                                              0        1,972
     Prepaid Expenses                                                 0          822
     Inventory                                                   (2,042)     123,272
     Insurance Claim                                            119,181     (119,182)
Increase (decrease) in:
     Bank Overdraft                                               2,316       (2,151)
     Accounts Payable                                             6,229        4,706
     Payroll Taxes Payable                                       40,960       34,681
     Sales Taxes Payable                                              0          (31)
     Accrued Interest Payable                                     6,967         (580)
     Judgment Payable                                            18,370            0
                                                              ---------    ---------
         NET CASH PROVIDED (USED)
              BY OPERATING ACTIVITIES                         $(126,149)   $  38,020

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Equipment                                    $  (4,887)   $  (1,052)
     Noncompete Covenant                                        (18,000)           0
     Extraordinary Item-Note Receivable                              (0)     (33,493)
                                                              ---------    ---------
              NET CASH PROVIDED (USED)
              BY INVESTING ACTIVITIES                         $ (22,887)   $ (34,545)

CASH FLOWS FROM FINANCING ACTIVITIES
     New borrowings
     Long-Term                                                $       0    $       0
     Short-Term                                                  59,500            0
Debt Reduction
     Long-Term                                                  (15,045)      (4,336)
     Sale of Stock                                              102,434
                                                              ---------
              NET CASH PROVIDED (USED)
              BY FINANCING ACTIVITIES                         $ 146,889    $  (4,336)
                                                              ---------    ---------

              NET INCREASE (DECREASE) IN CASH                 $  (2,147)   $    (861)

CASH AT BEGINNING OF YEAR                                         2,147        3,008
                                                              ---------    ---------
              CASH AT END OF YEAR                             $       0    $   2,147
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                 $   7,036    $   4,463



SEE ACCOUNTANTS REPORT AND NOTES
                                                                             F-6

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1997 and the Twelve Months Ended December 31, 1996

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

Nature of Business

The Company's business is centered around a core of products and services which address specific environmental issues. These issues are:

Soil and Groundwater Remediation with an emphasis on bioremediation (a form of remediation which utilizes microbial bacteria to digest harmful contaminants.) Along with this is the Company's Aarozorb products which are environmentally preferred absorbent products.

Animal Waste Management through the development of and exclusive marketing of a newly designed processing machine that will tackle most of the problems associated with animal waste.

Fuel and Fluid Management by treating various fuels and fluids by exposing them to a compound magnetic field. The Company has a unique configuration that has proven to be far more effective over conventional methods in the following areas: emissions reduction, controlling calcium scale build up, and fuel economy.

The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

Name Change

On May 12, 1997 the Company formally changed it's name from Rain Forest Moose, Ltd. to Aarow Environmental Group, Inc.

Basis of Accounting

The  financial   statements  of  Aarow  Environmental   Group,  Inc.,  a  public
corporation, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when incurred.

Inventory

Inventory is carried at the lower of cost or market and consists of raw materials and ready to sell products.

Property and Equipment

Property and Equipment are recorded at acquisition cost. Depreciation is computed using straight line methods by charging against earnings amounts sufficient to amortize the cost of the related assets over their estimated useful lives.


SEE ACCOUNTANTS REPORT
                                                                             F-7

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1997 and the Twelve Months Ended December 31, 1996

Income Taxes

For income tax reporting and financial statement reporting the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes.

Corporate Charter

On December 31, 1997 the Company's Charter giving it authority to operate in the State of Arkansas was in a revoked status. This Charter has been reinstated and the Company was in good standing on the date of issuance of this audit report.

Management Change On May 12, 1997 a new president, officers, and board of directors were elected.

Note-1:  Insurance Claim

On August 8, 1996 a fire destroyed $ 119,282 worth of finished inventory. This inventory was insured by Lloyds of London for cost less a $ 100 deductible. The Company and legal representatives at December 31, 1996 were of the opinion that this claim would be paid in 1997, However, during the year 1997, it was decided that the claim would not be paid and an extraordinary item, casualty loss has been recorded.

Note-2:  Property , Plant and Equipment

All assets are recorded at original cost. Depreciation is calculated using the straight line method, lives are five years for office equipment, seven years for manufacturing equipment and furniture. A schedule of assets is as follows:
                                                   Accum.            Depr.
December 31, 1997                  Cost             Depr.           Expense
                              -------------    -------------    -------------
Office Equipment              $      16,079    $       7,372    $       2,524
Equipment                             6,017            2,629              860
                              -------------    -------------    -------------
Total                         $      22,096    $      10,001    $       3,384
                              =============    =============    =============

                                                   Accum.            Depr.
December 31, 1996                  Cost             Depr.           Expense
                              -------------    -------------    -------------
Auto                          $      42,639    $      13,563    $       7,750
Office Equipment                     14,139            5,953            2,888
Equipment                             8,061            3,030            1,444
Leasehold Improvements                4,896            1,184              490
                              -------------    -------------    -------------
Total                         $      69,735    $      23,730    $      12,572
                              =============    =============    =============

The autos are pledged as collateral to Springdale Bank and Trust of Springdale, AR.


SEE ACCOUNTANTS REPORT
                                                                             F-8

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1997 and the Twelve Months Ended December 31, 1996

Note-3: Noncompete Covenant

On July 29, 1997 the Company entered into an agreement with Evergreen BioServices, Inc. whereby Evergreen grants Aarow the right to use Evergreen's name and reputation to exclusively market remediation throughout the U.S. and Mexican markets. Additionally, Evergreen agrees to work exclusively through Aarow and Evergreen agrees not to compete with Aarow. Evergreen will supply the engineering and technical support and will be responsible to accept or reject all proposals concerning remediation through Aarow. This agreement begins on July 29, 1997 and remains in effect for ten years at which time Aarow can renew one time for an additional ten years

                                               Dec. 31,              Dec. 31,
                                                 1997                  1996
                                             -----------           -----------
     Noncompete Covenant                     $   18,000            $        0
     Accumulated Amortization                      (750)                   (0)
                                             -----------           ----------
     Net Noncompete Covenant                 $   17,250            $        0
                                             ==========            ==========

Note-4:  Judgment Payable

On October 2, 1997 a judgment was entered in the Washington County Court, Fayetteville, AR, against the Company. This judgment is in the amount of $ 18,370 and accrues interest at the rate of 10 %.

Note-5:  Short-Term Notes

On September 15, 1997 the Company issued a series of short term notes in the amount of $ 5,000 each for a total of $ 55,000. Each note accrues interest at the rate of 8 % and is a single pay note due September 15, 1998. In addition 20,000 shares of common stock and 100,000 common stock warrants were issued to each note holder. In case of default the note agreements call for the issuance of an additional 40,000 shares of common stock to each note holder.












SEE ACCOUNTANTS REPORT
                                                                             F-9

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1997 and the Twelve Months Ended December 31, 1996

Note-6: The company's Long Term debt consists of the following:
                                                          Dec. 31,    Dec. 31,
                                                            1997        1996
                                                         ---------    ----------
Anchor Financial, 21 % interest, $ 354.39 per month      $       0    $   1,173
Maturity Date:  6-30-1997
Secured by computer printers and a copier

Springdale Bank & Trust, 10.25%, $ 534.58 per month              0        9,372
Maturity Date:  5-10-98
Secured by 90 GMC truck

Springdale Bank & Trust, 10.25%, Monthly Int. Only          60,000       60,000
Maturity Date  6-21-97
Secured by Inventory and A/R
Current Portion of Long Term debt                          (60,000)     (66,891)
                                                         ----------   ----------

Long Term debt, less current portion                     $       0    $   3,654
                                                         =========    =========

The following is a summary of principal maturities of long term debt during the next five years:

                  1997                                   $       0    $  66,891
                  1998                                      60,000        3,654

Note-7:  Stockholders' Equity

Common Stock: At December 31, 1997 there were 30,000,000 shares authorized, 9,024,045 issued and outstanding at $ 0.001 per share par value. At December 31, 1996 there were 30,000,000 shares authorized, 9,312,622 shares issued and outstanding at $ 0.001 per share par value. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

Stock Warrants: There are 1,100,000 common stock warrants issued. Each common stock warrant permits the holder to purchase at any time from September 15, 1997 until September 15, 2002 one share of the Company's common stock at the initial exercise price of $ 0.50 per share. The common stock warrants are redeemable by the Company upon thirty days written notice to the holder, at $ 0.001 per warrant, conditioned upon the price of the common stock of the Company closing for fourteen consecutive business days above $ 2.00 per share.

Convertible Preferred Stock: At December 31, 1997 and 1996 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $
0.001 par value and is convertible for three shares of common stock.




SEE ACCOUNTANTS REPORT
                                                                            F-10

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1997 and the Twelve Months Ended December 31, 1996

Note-8:  Related Party Transactions and Extraordinary Item-Note Receivable

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

On February 24, 1997 Springdale Bank and Trust, a note holder, called a note in the amount of $ 9,372 that was in default. Springdale Bank and Trust obtained possession of collateral which was a 90 GMC truck.

Note-10:  Casualty Loss  See note-1 insurance claim.

Note-11:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a sizable loss for the year ended December 31, 1997 and has a deficit in working capital. Due to inadequate prior management there has been a reduction in the number of distributors for the Company's product resulting in a corresponding drop in overall sales. As disclosed in the statement of significant accounting assumptions the existing president at December 31, 1996 was removed and new officers were elected. The new management has begun a plan to recapitalize the Company and to reestablish the relationship with the distributors. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.















SEE ACCOUNTANTS REPORT
                                                                            F-11

                            SUPPLEMENTAL INFORMATION

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1997 and
the Twelve Months Ended December 31, 1996
                                                 Dec. 31,              Dec. 31,
                                                   1997                   1996
                                               ----------            ----------
Operating Expenses
Accounting                                     $   18,416            $   21,371
Advertising                                           400                   100
Amortization                                        1,650                   900
Auto & Truck                                        5,688                11,391
Bank Charges                                           81                    98
Contributions                                           0                   500
Contract Labor                                          0                20,094
Depreciation                                        3,383                12,572
Dues & Subscriptions                                    0                   641
Entertainment                                           0                     0
Equipment Rental                                        0                   171
Insurance                                             222                 9,316
Legal Expense                                       8,960                     0
Management Expense                                      0                 1,345
Miscellaneous                                           0                   739
Office Expense                                     13,048                 7,307
Office Salaries                                    99,567                31,435
Payroll Tax Expense                                 7,617                 8,166
Postage                                                22                 1,664
Rent                                                9,091                25,483
Repairs                                                 0                   285
Sales Commission                                        0                26,103
Supplies                                            9,882                22,453
Taxes & Licenses                                        0                   189
Telephone                                          16,506                24,026
Travel                                             10,341                59,499
Unemployment Taxes                                  1,778                 1,776
Utilities                                               0                 2,420
                                               ----------           -----------
                                               $ 206,652            $   290,044







SEE ACCOUNTANTS REPORT
                                                                            F-12