Form 10QSB
period 1998-03-31
AAROW ENVIRONMENTAL GROUP INC
filed 1998-07-22
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FORM TO .

Commission file number:  0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                       (Formerly RAIN FOREST-MOOSE, LTD.)
                 (Name of small business issuer in its charter

      Nevada                                           73-1491593
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    1317 South Turner
  Springdale, Arkansas                                  72764
(Address of principal executive offices)             (Zip Code)

                                 (501) 927-1884
                           (Issuer's telephone number)

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

Applicable only to corporate issuers


As of July 20, 1998 the number of shares of outstanding of Registered Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 9,318,904.


                         AAROW ENVIRONMENTAL GROUP, INC.

                    Index to Quarterly Report on Form 10-QSB

Part I -  FINANCIAL INFORMATION                                                                 Page
                                                                                                ----

         Item 1.  Financial Statements

                  Unaudited Consolidated Balance Sheets
                      as of March 31, 1998 and December 31, 1997                                  3

                  Unaudited Consolidated Statements of Income for the Three Months
                           Ended March 31, 1998 and 1997                                          4

                  Unaudited Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 1998 and 1997                                          5

                  Notes to Unaudited Consolidated Financial Statements                            6

                  Supplemental Information                                                        9

         Item 2.  Management's Discussion and Analysis or Plan of Operation                      10

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              14

         Item 2.  Changes in Securities                                                          14

         Item 3.  Defaults Upon Senior Securities                                                14

         Item 4.  Submission of Matters to a Vote of Security Holders                            14

         Item 5.  Other Information                                                              14

         Item 6.  Exhibits and Reports on Form 8-K                                               14






Part I - Financial Statements

Item 1.  Financial Statements


                         AAROW ENVIRONMENTAL GROUP, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                                                                        March           December
Assets                                                                                31, 1998          31, 1997
                                                                                    -------------    --------------

Current Assets:
Cash and Cash Equivalents                                                           $           0    $            0
Accounts Receivable                                                                             0             1,043
Inventory                                                                                  30,043            33,668
                                                                                    -------------    --------------
                                                   TOTAL CURRENT ASSETS             $      30,043    $       34,711

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
                    depreciation of $ 10,985 and $ 10,001 respectively)                    11,111            12,095

Other Assets
Organization Costs (net of accumulated
         amortization of $ 2,587 and $ 2,475 respectively)                          $       1,913    $        2,025
Noncompete Covenant (net of accumulated
         amortization of $ 1,200 and $ 750 respectively)                                   16,800            17,250
                                                                                    -------------    --------------
                                                     TOTAL OTHER ASSETS             $      18,713    $       19,275
                                                                                    -------------    --------------

                                                           TOTAL ASSETS             $      59,867    $       66,081
                                                                                    =============    ==============

Liabilities and Stockholders Equity
Current Liabilities:
Bank Overdraft                                                                      $         130    $        2,316
Accounts Payable                                                                           32,254            26,538
Payroll Taxes Payable                                                                     114,221           107,965
Accrued Interest Payable                                                                   13,485             7,700
Judgment Payable                                                                           18,370            18,370
Short Term Notes                                                                           57,230            55,000
Current Portion of Long Term Notes                                                         60,000            60,000
                                                                                    -------------    --------------
         TOTAL CURRENT LIABILITIES                                                  $     295,690    $      277,889

LONG TERM LIABILITIES                                                                           0                 0
                                                                                    -------------    --------------

         TOTAL LIABILITIES                                                          $     295,690    $      277,889

Stockholders Equity
Common Stock, $ 0.001 par value, 30,000,000 shares authorized,                      $       9,244    $        9,024
  9,243,987 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares                             3,000             3,000
  authorized, 3,000,000 shares issued and outstanding,
  one share convertible for three shares common
Paid in Capital                                                                           201,229           189,249
Accumulated Deficit                                                                 (     449,296)   (      413,081)
                                                                                    --------------   ---------------
TOTAL STOCKHOLDERS EQUITY                                                           ($    235,823)   ($     211,808)
                                                                                    --------------   ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                  $      59,867    $       66,081
                                                                                    =============    ==============


                  See notes to unaudited financial statements.


                         AAROW ENVIRONMENTAL GROUP, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                        March             March
                                                                                      31, 1998          31, 1997
                                                                                    -------------    -----------

Sales Income                                                                        $       8,163    $        7,094

Cost of Sales
Materials                                                                                   5,566             1,788
                                                                                    -------------    --------------

                                                           GROSS PROFIT             $       2,597    $        5,306

Operating Expenses                                                                         30,744             9,890
                                                                                    -------------    --------------

                                         INCOME/(LOSS)  FROM OPERATIONS             ($     28,147)   ($       4,584)

Other Income and (Expenses)
                                                       Interest Expense             ($      5,785)   ($       1,538)
                                                              Penalties             (       2,283)   (        1,549)
                                                                                    --------------   ---------------
Total Other Income and (Expenses)                                                   ($      8,068)   ($       3,087)
                                                                                    --------------   ---------------

                                      INCOME BEFORE EXTRAORDINARY ITEMS
                                                       AND INCOME TAXES             ($     36,215)   ($       7,671)

                                Extraordinary Item-Loss on Repossession             $           0    (        3,298)
                                                           Income Taxes                         0                 0
                                                                                    -------------    --------------

         NET INCOME                                                                 ($     36,215)   ($      10,969)
                                                                                    ==============   ===============

WEIGHTED AVERAGE number of common stock
and common stock equivalents outstanding                                               18,243,987        16,618,702
                                                                                    =============    ==============

NET INCOME per common stock and
common stock equivalents                                                            ($       .002)   ($       .001)
                                                                                    ==============   ==============















                  See notes to unaudited financial statements.


                         AAROW ENVIRONMENTAL GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                                                         March             March
                                                                       31, 1998          31, 1997
                                                                     -------------    -----------

   CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           ($     36,215)   ($      10,969)
   Adjustments to reconcile net loss to net cash provided
     by operating activities
Depreciation                                                                   984             2,160
Amortization                                                                   562               225
Extraordinary Item-Loss on Repossession                                          0             3,298
   (Increase) decrease in:
Accounts Receivable                                                          1,043                 0
Prepaid Expenses                                                                 0                 0
Inventory                                                                    3,625                87
   Increase (decrease) in:
Bank Overdraft                                                       (       2,186)                0
Accounts Payable                                                             5,716                 0
Payroll Taxes Payable                                                        6,256             1,550
Sales Taxes Payable                                                              0                 0
Accrued Interest Payable                                                     5,785             1,537
Judgment Payable                                                                 0                 0
                                                                     -------------     -------------
   NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES                                           ($     14,430)   ($      2,112)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                                             ($          0)   ($          0)

CASH FLOWS FROM FINANCING ACTIVITIES
New borrowings
   Long-Term                                                          $          0           $    0
   Short-Term                                                                2,230                0
Debt Reduction
   Long-Term                                                                     0      (    19,899)
   Short-Term                                                                    0                0
Sale of Stock                                                               12,200                0
                                                                     -------------     ------------
   NET CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES                                           $      14,430    ($     19,899)
                                                                     -------------     ------------

   NET INCREASE/(DECREASE) IN CASH                                   $           0    ($      2,112)

CASH AT BEGINNING OF PERIOD                                                      0            2,147
                                                                     -------------    -------------
   CASH AT END PERIOD                                                $           0    $          35
                                                                     =============    =============

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                        $       5,785    $       1,538









                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING

The financial statements of Aarow Environmental Group, Inc. (the "Company") at March 31, 1998, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10-KSB for the year ended December 31, 1997. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

INVENTORY

Inventory is carried at the lower of cost or market and consists of raw materials and ready to sell products.

PROPERTY AND EQUIPMENT

Property  and  Equipment  are  recorded at  acquisition  cost.  Depreciation  is computed using accelerated methods by charging against earnings amounts sufficient to amortize the cost of the related assets over their estimated useful lives.

INCOME TAXES

For income tax reporting and financial statement reporting at March 31, 1998, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes

Note 1:  Property, Plant and Equipment

All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.



                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

Note 2: Noncompete Covenant

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

                                                                                 March 31,             Dec. 31,
                                                                                   1998                  1997
                                                                             ----------------      ----------------

     Noncompete Covenant                                                     $         18,000      $         18,000
     Accumulated Amortization                                                (          1,200)     (            750)
                                                                             -----------------     ----------------
     Net Noncompete Covenant                                                 $         16,800      $         17,250
                                                                             ================      ================

Note 3:  Judgment Payable

On October 2, 1997 a  judgment  was  entered  in the  Washington  County  Court,
Fayetteville,  AR,  against  the  Company.  This  judgment is in the amount of $
18,370 and accrues interest at the rate of 10 %.

Note 4:  Short-Term Notes

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

One of the  shareholders  who is  also a Director and Officer loaned the Company
$2,230. This is an unsecured non interest demand note.

Note 5: The company's Long Term debt consists of the following:
                                                                                March. 31,             Dec. 31,
                                                                                   1998                  1997
                                                                             ----------------      ----------------
Springdale Bank & Trust, 10.25%, Monthly Int. Only                           $         60,000      $         60,000
Maturity Date  6-21-97
Secured by Inventory and A/R
Current Portion of Long Term debt                                            (         60,000)     (         60,000)
                                                                             -----------------     ----------------

Long Term debt, less current portion                                         $              0      $              0
                                                                             ================      ================

The following is a summary of principal maturities of long term debt during the next five years:

                  1998                                                                 60,000                60,000



                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997


Note 6:  Stockholders' Equity

Common Stock: At March 31, 1998 there were 30,000,000 shares authorized, 9,318,904 issued and outstanding at $ 0.001 per share par value. At December 31, 1997 there were 30,000,000 shares authorized, 9,024,045 issued and outstanding at $ 0.001 per share par value. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

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

Convertible Preferred Stock: At March 31, 1998 and December 31, 1997 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $ 0.001 par value and is convertible for three shares of common stock.

Note 7:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended March 31, 1998 and has a deficit in working capital. Management has begun a plan to recapitalize the Company and to reestablish the relationship with the distributors. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7:  Earnings Per Share of Common Stock

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.

                         AAROW ENVIRONMENTAL GROUP, INC.
     SUPPLEMENTAL INFORMATION TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997


SUPPLEMENTAL INFORMATION

                                                  March             March
                                                31, 1998          31, 1997
                                              -------------    --------------
Operating Expenses
Accounting                                    $       4,514    $        1,200
Amortization                                            562               225
Auto & Truck                                            500             1,642
Bank Charges                                             20               116
Credit Card Fees                                          0                69
Depreciation                                            984             2,160
Equipment Rental                                         92                 0
Insurance                                                 0               222
Legal Fees                                            1,494                 0
Management Expense                                        0                 0
Miscellaneous                                             0               544
Office Expense                                          800                 0
Office Salaries                                      10,618                 0
Payroll Tax Expense                                   1,248                 0
Postage                                                 414                 0
Rent                                                  3,000             1,062
Supplies                                                230                 0
Telephone                                             3,668                 0
Travel                                                2,600             2,650
                                              -------------    --------------
                                              $      30,744    $        9,890
                                              =============    ==============
















                  See notes to unaudited financial statements.

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

Results of Operations

         The following table sets forth selected results of operations for the three months ended March 31, 1998 and 1997, and the twelve months ended December 31, 1997 and 1996 which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.


                                        Three Months Ended March 31,                   For the Year Ended
                                    -------------------------------------    -------------------------------------
                                          1998                1997                  1997                1996
                                    -----------------  ------------------    ------------------  -----------------

                                      Amount  Percent     Amount  Percent       Amount  Percent     Amount Percent
Sales Income                        $  8,163   100.0%  $   7,094   100.0%    $  38,279   100.0%  $ 404,056  100.0
                                    --------   ------  ---------  -------    ---------  -------  ---------  -----
Cost of Sales:
   Materials                        $  5,566    68.2%  $   1,788    25.2%    $  20,815    54.4%  $ 113,269   28.0%
   Warehouse Labor                         0     0.0           0     0.0             0     0.0      49,202   12.2
   Freight                                 0     0.0           0     0.0           198     0.5       1,183    0.3
                                    --------   ------  ---------  -------    ---------  -------  ---------  -----
   Total Cost of Sales              $  5,566    68.2%  $   1,788    25.2%    $  21,013    54.9%  $ 163,654   40.5%
                                    --------   ------  ---------  -------    ---------  -------  ---------  ------
Gross Profit                        $  2,597    31.8%  $   5,306    74.8%    $  17,266    45.1%  $ 240,402   59.5%
Operating Expenses                    30,744   376.6%      9,890   139.4%      206,652   539.9%    290,044   71.8%
                                    --------   ------  ---------  -------    ---------  -------  ---------  ------
Income or (Loss) from Operations    $(28,147)  344.8%  $(  4,584)   64.6%    $(189,386)  494.8%  $( 49,642)  12.3%
                                    ---------  ------  ---------- -------    ---------- -------  ---------- ------
Other Income and (Expenses)
   Interest Income                  $      0     0.0%  $       0     0.0%    $       0     0.0%  $     934    0.2%
   Interest Expense                 (  5,785)   70.9   (   1,538)   21.7     (   7,036)   18.4   (   4,463)   1.1
   Penalties                        (  2,283)   28.0   (   1,549)   21.8     (   6,517)   17.0   (  16,017)   4.0
                                    ---------  ------  ---------- -------    ---------- -------  ---------- -----
   Total Other Income and (Expense) $( 8,068)   98.9%  $(  3,087)   43.5%    $( 13,553)   35.4%  $( 19,546)   4.9%



Income (Loss) before extraordinary
   Items                            $(36,215)  443.7%  $(  7,671)  108.1%    $(202,939)  530.2%  $( 69,188)  17.2%

Extraordinary Items
   Loss on Note Receivable          $      0     0.0%  $       0     0.0%    $( 20,455)   53.4%  $( 33,493)   8.2%
   Loss on Repossession             (      0)    0.0   (   3,298)   46.5     (   3,298)    8.6   (       0)   0.0
   Casualty Loss                    (      0)    0.0   (       0)    0.0     ( 119,181)  311.4   (       0)   0.0
                                    ---------  ------  ---------- -------    ---------- -------  ---------- -----
Total Extraordinary Item            $(     0)    0.0%  $(  3,298)   46.5%    $(142,934)  373.4%  $( 33,493)   8.2%
                                    --------- -------  ---------- -------    ---------- ------   ---------- -----
Net Income or (Loss)                $(36,215)  443.7%  $( 10,969)  154.6%    $(345,873)  903.6%  $(102,681)  25.4%
                                    =========  ======  ========== =======    ========== =======  ========== ======


         Sales income increased to $ 8,163 in the three months ended March 31, 1998 (the "1998 Three Month Period") from $ 7,094 for the three months ended March 31, 1997 (the "1997 Three Month Period"), an increase of $ 1,069 (an increase of 15.0 percent). The increase in sales income was due to the replacement of the management that existed in the 1997 Three Month Period.
During the first quarter of 1997, the former president of the Company disappeared and in March 1997, new officers and directors were appointed and installed to manage the Company. The new management has focused on replacement of distributors lost by the previous management. The cost of sales increased to $ 5,566 for the 1998 Three Month Period from $ 1,788 for the 1997 Three Month Period, an increase of $ 3,778 (an increase of 311.3 percent). The increase in the cost of materials is mainly due to the Company paying outside contractors to process and bag the product. Until this time the product was produced by the Company under the direction of the former manager.

         Gross profit declined to $ 2,597 in the 1998 Three Month Period, from $ 5,306 during the 1997 Three Month Period. As a percent of sales income, gross profit decreased to 31.8 percent during the 1998 Three Month Period from 74.8 percent during the 1997 Three Month Period, which was attributable to the increased cost of materials as a percent of sale, the cost of materials as a percent of sales income increased from 25.2 percent during the 1997 Three Month Period to 68.2 percent during the 1997 Three Month Period. Since the casualty loss in August 1996, the Company has been required to obtain its peat-moss absorbent materials from third-party providers which has resulted in increased costs of materials, while during the 1997 Interim Period these materials were sold from the small amount of remaining inventory.

         Operating expenses increased to $ 30,744 (376.6 percent of sales income) in the 1998 Three Month Period from $ 9,890 (139.4 percent of sales income) in the 1997 Three Month Period, which was principally due to the increase in office salaries from $ 0 during the 1997 Three Month Period to $10,618 during the 1998 Three Month Period, an increase of $ 10,618. Also, accounting expenses increased from $ 1,200 in the 1997 Three Month Period to $4,514 in the 1998 Three Month Period an increase of 276.2 percent. Legal expenses increased from $ 0 in the 1997 Three Month Period to $ 1,494 in the 1998 Three Month Period. These two expenses increased because current management chose to improve the financial statement preparation and general record keeping of the company. Telephone expenses increased to $ 3,668 in the 1998 Three Month Period from $ 2,650 in the 1997 Three Month Period, an increase of 38.4 percent. This increase was attributable to the resumption of business activities in the 1998 Three Month Period, while during the 1997 Three Month Period the Company's business activities were curtailed due to the August 1996 casualty loss and the disappearance of the Company president. The new management has focused on replacement of distributors lost by the previous management. The operating expenses incurred during the 1997 Three Month Period were incurred in an attempt to preserve asset value, both tangible and intangible, and to reestablish channels of product distribution and sales following the August 1996 casualty loss and former management's inabilities or absence.

         The Company experienced a loss from operations of $ 28,147 during the 1998 Three Month Period compared to a loss from operations of $ 4,584 in the 1997 Three Month Period. The loss from operations in the 1998 Three Month Period was 344.8 percent of sales income and 64.6 percent of sales income in the 1997 Three Month Period.

         During the 1998 Three Month Period the Company was engaged in the development of the sales and marketing plan for an animal waste processor unit for which the Company has secured exclusive worldwide marketing rights. The Aarowaste processor, as it is called, is expected to be completed and ready for market in mid 1998. The Company expects to sell in excess of 30 machines during 1998.

         During the 1997 Three Month Period, the Company incurred a loss on the repossession of a Company vehicle as a result of the default on a note to Springdale Bank and Trust

         A net loss was sustained during the 1998 Three Month Period of $ 36,215 compared to a loss of $ 10,969 during the 1997 Three Month Period. During the 1998 Three Month Period, the Company issued 219,942 shares of common stock in the amount of $ 12,200, which was accounted for as a source of cash from financing activities.

          The Company's operations are affected by seasonal trends principally based upon weather conditions. Also, for the 1998 Three Month Period sales were slow due to the time devoted to the Aarowaste processor and continued slow recovery from the difficulties created by the prior management. In the Company's experience, sales volume tends to be higher in the second, third and fourth calendar quarters and lower in the first quarter. The Company expects to show significantly larger sales beginning in the third quarter with the placement of the first Aarowaste processor. Because the general and administrative expenses associated with maintaining and adding to the Company's manufacturing and product distribution work force are relatively fixed over the short term, the Company's margins tend to increase in periods of higher sales volume and decrease in periods of lower sales volume. These effects are not always apparent because of the impact and timing of factors which are beyond the control of the Company. There can be no assurance that such results will be achieved.

         Income Taxes

         For income tax reporting and financial statement reporting at March 31, 1998 and 1997, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement expense giving rise to accrual of deferred income tax.

         Because of continuing losses the Company has not incurred any income tax expense.

Liquidity and Capital Resources

         The Company incurred a loss for the three months ended March 31, 1998 and had a deficit in working capital of $ 265,647. Due to inadequate management in the last calendar quarter of 1996 and the first calendar quarter of 1997, there was a reduction in the number of distributors and channels of distribution for the Company's products which resulted in a substantial reduction in product sales. On March 31, 1997, the former President of the Company was removed and new officers and directors were elected. Under new management, the Company begun a plan to recapitalize the Company and to reestablish the relationships with its form distributors and channels of product distribution. However, there can be no assurance that future cash flows from operations and availability of credit from vendors will be sufficient to implement management's business plan or that the Company will be successful in its efforts to implement such plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

         Due to the Company's relatively short operating history under new management, its lack of substantial equity, its working capital deficit and volume of sales, traditional bank lending facilities are not currently available. Historically, the Company financed its growth from borrowings and shareholder contributions and depended in part upon credit terms from its various vendors as a source of financing. Arrangements with such vendors have generally been informal, without specific agreements as to terms and payments. The availability of credit from vendors, or the terms of any such credit, cannot be assured. Because future cash flows and the availability of vendor credit or other financing are subject to a number of variables, there can be no assurance that the Company's cash flows and capital resources will be sufficient to enable the Company to service its outstanding debt and liabilities or to maintain currently planned levels of sales and product distribution.

         Net cash used by operating activities totaled $ 14,430 in the 1998 Three Month Period, while net cash used by operating activities totaled $ 2,112 in the 1997 Three Month Period. During the 1997 Three Month Period the Company experienced operating difficulties as a result of lack of working capital following the August 8, 1996, casualty loss and the resulting operational decline and inactivity of the Company during the first calendar quarter of 1997. The Company also experienced inadequate management until the election of new management for the Company in March 1997. The new management for the Company begun a plan to augment the capital of the Company and to resume full operations. However, there is no assurance that the Company will be successful in its efforts to implement its capital augmentation plan and the resumption of full business operations, including the reestablishment of its former channels of product distribution. During the 1998 Three Month Period, net cash flows provided by financing activities totaled $ 14,430, while, in comparison net cash flows used by financing activities totaled $ 19,899 during the 1997 Three Month Period. During the 1998 and 1997 Three Month Periods, the Company had no investing activities.

         On February 24, 1997, Springdale Bank and Trust called a note in the amount of $9,372 which was in default and obtained possession of the collateral, a company vehicle. The Company also had an equipment loan with Anchor Financial Corp. secured by office equipment, bearing interest at 21 percent per annum, and requiring monthly principal and interest installment payments of $354, which was paid in full at September 30, 1997.

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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business plan and strategy; industry changes; changes in customer preferences; product competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness and preferences; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially environmental protection laws and regulations); the ability of the Company to obtain vendor credit or other financing; and other factors. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date here of or to reflect the occurrence of unanticipated events.

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

                                           AAROW ENVIRONMENTAL GROUP, INC.,
                                           (Registrant)


                                      By:  /s/ Stanley L. Sisemore
                                           --------------------------------
                                           Stanley L. Sisemore, President

Date:  July 20, 1998