Form 10QSB
period 1998-06-30
AAROW ENVIRONMENTAL GROUP INC
filed 1998-08-13
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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

Applicable only to corporate issuers

The number of outstanding of Common Stock as of August 11,  was 9,718,904


                         AAROW ENVIRONMENTAL GROUP, INC.

                    Index to Quarterly Report on Form 10-QSB


Part I -  FINANCIAL INFORMATION                                                     Page
                                                                                    ----

         Item 1.  Financial Statements

                  Unaudited Consolidated Balance Sheets
                    as of June 30, 1998 and December 31, 1997                         3

                  Unaudited Consolidated Statements of Income for the Three
                    Months Ended June 30, 1998 and 1997                               4

                  Unaudited Consolidated Statements of Cash Flows for the
                    Three Months Ended June 30, 1998 and 1997                         5

                  Notes to Unaudited Consolidated Financial Statements                6

                  Supplemental Information                                            9

         Item 2.  Management's Discussion and Analysis or Plan of Operation          10

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                  14

         Item 2.  Changes in Securities                                              14

         Item 3.  Defaults Upon Senior Securities                                    14

         Item 4.  Submission of Matters to a Vote of Security Holders                14

         Item 5.  Other Information                                                  14

         Item 6.  Exhibits and Reports on Form 8-K                                   14






Part I - Financial Statements

Item 1.  Financial Statements

                         AAROW ENVIRONMENTAL GROUP, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                                                            June       December
Assets                                                                    30, 1998      31, 1997
                                                                          ---------    ---------
Current Assets:
Cash and Cash Equivalents                                                 $       0    $       0
Accounts Receivable                                                           7,803        1,043
Inventory                                                                    31,906       33,668
                                                                          ---------    ---------
                                TOTAL CURRENT ASSETS                      $  39,709    $  34,711

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
              depreciation of $ 11,969 and $ 10,001 respectively)            10,127       12,095

Other Assets
Organization Costs (net of accumulated
         amortization of $ 1,650 and $ 2,475 respectively)                $  16,350    $   2,025
Noncompete Covenant (net of accumulated
         amortization of $ 2,699 and $ 750 respectively)                      1,801       17,250
                                                                          ---------    ---------
                                TOTAL OTHER ASSETS                        $  18,151    $  19,275
                                                                          ---------    ---------
                                      TOTAL ASSETS                        $  67,987    $  66,081
                                                                          =========    =========

Liabilities and Stockholders Equity
Current Liabilities:
Bank Overdraft                                                            $   1,260    $   2,316
Accounts Payable                                                             41,308       26,538
Payroll Taxes Payable                                                       123,889      107,965
Accrued Interest Payable                                                     16,169        7,700
Judgment Payable                                                             18,370       18,370
Short Term Notes                                                            101,884       55,000
Current Portion of Long Term Notes                                           60,000       60,000
                                                                          ---------    ---------
         TOTAL CURRENT LIABILITIES                                        $ 362,880    $ 277,889

LONG TERM LIABILITIES                                                             0            0
                                                                          ---------    ---------

         TOTAL LIABILITIES                                                $ 362,880    $ 277,889

Stockholders Equity
Common Stock, $ 0.001 par value, 30,000,000 shares authorized,            $   9,319    $   9,024
  9,318,904 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares               3,000        3,000
  authorized, 3,000,000 shares issued and outstanding,
  one share convertible for three shares common
Paid in Capital                                                             221,619      189,249
Retained Earnings                                                         ( 528,831)   ( 413,081)
                                                                          ---------    ---------
TOTAL STOCKHOLDERS EQUITY                                                 ($294,893)   ($211,808)
                                                                          ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                        $  67,987    $  66,081
                                                                          =========    =========






                  See notes to unaudited financial statements.


                         AAROW ENVIRONMENTAL GROUP, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
 For the Three Months Ended June 30, 1998, the Three Months Ended June 30, 1997, the Six Months Ended June 30, 1998 and the Six Months Ended June 30, 1997

                                                       Three Months   Three Months     Six Months     Six Months
                                                          6-30-98        6-30-97         6-30-98        6-30-97
                                                       -----------     -----------    -----------    -----------


Sales Income                                           $    18,079     $    21,197    $    26,242    $    28,290

Cost of Sales
Materials                                                   12,861           7,762         18,427          9,549
                                                       -----------     -----------    -----------    -----------

         GROSS PROFIT                                  $     5,218     $    13,435    $     7,815    $    18,741

Operating Expenses                                          76,427          14,171        107,170         23,993
                                                       -----------     -----------    -----------    -----------

         INCOME (LOSS) FROM OPERATIONS                 ($   71,209)    ($      736)   ($   99,355)   ($    5,252)

Other Income and (Expenses)
         Interest Expense                              ($    7,212)    ($    1,530)   ($   12,998)   ($    3,136)
         Penalties                                     (     1,115)    (         0)   (     3,397)   (     1,549)
                                                       -----------     -----------    -----------    -----------
Total Other Income and (Expenses)                      ($    8,327)    ($    1,530)   ($   16,395)   ($    4,685)
                                                       -----------     -----------    -----------    -----------

         NET INCOME (LOSS) BEFORE EXTRAORDINARY
         ITEMS AND INCOME TAXES                        ($   79,536)    ($    2,266)   ($  115,750)   ($    9,937)

Extraordinary Items and Income Taxes
         Extraordinary Item-Note Receivable            $         0     ($   20,455)   $         0    ($   20,455)
         Extraordinary Item- Loss on Repossession                0     (         0)             0    (     3,298)
         Income Taxes                                            0     (         0)             0    (         0)
                                                       -----------     -----------    -----------    -----------
Total Extraordinary Items and Income Taxes             $         0     ($   20,455)   $         0    ($   23,753)
                                                       -----------     -----------    -----------    -----------

         NET INCOME (LOSS)                             ($   79,536)    ($   22,721)   ($  115,750)   ($   33,690)
                                                       ===========     ===========    ===========    ===========

WEIGHTED AVERAGE number of common stock
and common stock equivalents outstanding                18,318,904      16,618,702     18,318,904     16,618,702
                                                       ===========     ===========    ===========    ===========

NET INCOME (LOSS) per common stock and
common stock equivalents                               ($     .004)    ($     .001)   ($     .006)   ($     .002)
                                                       ===========     ===========    ===========    ===========








                  See notes to unaudited financial statements.


                         AAROW ENVIRONMENTAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
    For Six Months Ended June 30, 1998 and the Six Months Ended June 30, 1997

                                                              Six Months    Six Months
                                                            June 30, 1998  June 30, 1997
                                                            -------------  -------------

         CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             ($115,750)   ($ 33,690)
     Adjustments to reconcile net loss to net cash provided
     by operating activities
Depreciation                                                      1,968        2,952
Amortization                                                      1,124          450
Extraordinary Items                                                   0       23,753
     (Increase) decrease in:
Accounts Receivable                                           (   6,760)   (   2,197)
Inventory                                                         1,762        6,837
     Increase (decrease) in:
Bank Overdraft                                                (   1,056)           0
Accounts Payable                                                 14,770    (   1,973)
Payroll Taxes Payable                                            15,924        3,799
Sales Taxes Payable                                                   0            0
Accrued Interest Payable                                          8,469        3,068
                                                              ---------    ---------
     NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES                                  ($ 79,549)   $   2,999

     NET CASH USED BY INVESTING ACTIVITIES                            0            0

CASH FLOWS FROM FINANCING ACTIVITIES
New borrowings
     Long-Term                                                $       0    $       0
     Short-Term                                                  46,884        4,500
Debt Reduction
     Long-Term                                                        0            0
     Sale of Stock                                               32,665            0
                                                              ---------    ---------

     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                     $  79,549    $   4,500
                                                              ---------    ---------

     NET INCREASE IN CASH                                     $       0    $   7,499

CASH AT BEGINNING OF  THE PEROID                                      0        2,147
                                                              ---------    ---------
     CASH AT END OF PERIOD                                    $       0    $   9,646
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                 $  12,998    $   1,530
                                                              =========    =========










                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING

The financial statements of Aarow Environmental Group, Inc. (the "Company") at June 30, 1998, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

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

INCOME TAXES

For income tax reporting and financial statement reporting at June 30, 1998, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes

Note 1:  Property, Plant and Equipment

All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

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

                                                   June 30,          Dec. 31,
                                                     1998              1997
                                               -------------      -------------
     Noncompete Covenant                       $      18,000      $      18,000
     Accumulated Amortization                  (       1,650)     (         750)
                                               -------------      -------------
     Net Noncompete Covenant                   $      16,350      $      17,250
                                               =============      =============

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

Two of the shareholders who are also Directors and Officers loaned the Company $30,934. These are unsecured non interest demand notes.

On April 3, 1998 the Company borrowed $ 15,000 from Shawn T. Hartsock. In consideration for this loan the company issued 100,000 shares of common stock. This note is a non interest baring note due and payable on July 3, 1998. An additional 250,000 shares of common stock have been pledged as collateral for this loan.


Note 5: The company's Long Term debt consists of the following:

                                                  June 30,           Dec. 31,
                                                     1998              1997
                                               -------------      -------------
Springdale Bank & Trust
10.25%, Monthly Int. Only                      $      60,000      $      60,000
Maturity Date  6-21-97
Secured by Inventory and A/R
Current Portion of Long Term debt              (      60,000)     (      60,000)
                                               -------------      -------------

Long Term debt, less current portion           $           0      $           0
                                               =============      =============

The following is a summary of principal maturities of long term debt during the next five years:

         1998          60,000                60,000

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


Note 6:  Stockholders' Equity

Common Stock: At June 30, 1998 there were 30,000,000 shares authorized, 9,318,904 issued and outstanding at $ 0.001 per share par value. At December 31, 1997 there were 30,000,000 shares authorized, 9,024,045 issued and outstanding at $ 0.001 per share par value. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

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

Convertible Preferred Stock: At June 30, 1998 and December 31, 1997 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $ 0.001 par value and is convertible for three shares of common stock.

Note 7:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended June 30, 1998 and has a deficit in working capital. Management has a continuing plan to recapitalize the Company, reestablish the relationship with the distributors and development new products. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7:  Earnings Per Share of Common Stock

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.


                         AAROW ENVIRONMENTAL GROUP, INC.
     SUPPLEMENTAL INFORMATION TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


SUPPLEMENTAL INFORMATION

                                       Three Months   Three Months    Six Months     Six Months
                                         6-30-98        6-30-97         6-30-98        6-30-97
                                      -----------     -----------    -----------    -----------

Operating Expenses
Accounting                            $    10,546             260    $    15,060    $     1,460
Amortization                                  562             225          1,124            450
Auto & Truck                                  251               0            750          1,642
Bank Charges                                7,508               0          7,528            116
Depreciation                                  984             792          1,968          2,952
Dues & Subscriptions                           65               0             65              0
Equipment Rental                              132               0            224              0
Insurance                                       0               0              0            222
Legal Fees                                  4,140               0          4,892              0
Miscellaneous                                 196              60            196             60
Office Expense                                709           2,956          1,509          3,500
Office Salaries                            23,157           6,000         33,775          6,000
Payroll Tax Expense                         1,772             459          2,584            459
Postage                                         0               0            414              0
Professional Fees                             959               0          1,702              0
Rent                                        6,000               0          9,000          1,062
Supplies                                      135             880            365            880
Taxes & Licenses                              326               0            326              0
Telephone                                   6,478             453         10,146            453
Travel                                     11,697           1,840         14,297          4,491
Unemployment Taxes                            810             246          1,245            245
                                      -----------     -----------    -----------    -----------

       TOTAL OPERATING EXPENSES       $    76,427     $    14,171    $   107,170    $    23,992
                                      ===========     ===========    ===========    ===========













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

Results of Operations

         The following table sets forth selected results of operations for the three months and six months ended June 30, 1998 and 1997 which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.



                                               Three Months Ended June 30,            Six Months Ended June 30,
                                         -------------------------------------    -------------------------------------
                                               1998                1997                  1998                1997
                                         ------------------ ------------------    ------------------  -----------------
                                          Amount    Percent   Amount   Percent     Amount    Percent  Amount    Percent
                                         --------   ------- ---------  -------    ---------  -------  --------- -------

Sales Income                             $ 18,079   100.0%  $  21,197   100.0%    $  26,242   100.0%  $  28,290  100.0%
                                         --------   ------  ---------  -------    ---------  -------  ---------  ------
Cost of Sales
   Materials                               12,861    71.1%      7,762    36.6%       18,427    70.2%      9,549   33.8%
                                         --------   ------  ---------  -------    ---------  -------  ---------  ------
Gross Profit                             $  5,218    28.9%  $  13,435    63.4%    $   7,815    29.8%  $  18,741   66.2%
Operating Expenses                         76,427   422.7%     14,171    66.9%      107,170   408.4%     23,993   84.8%
                                         --------   ------  ---------  -------    ---------  -------  ---------  ------
Income or (Loss) from Operations         $(71,209)  393.8%  $(    736)    3.5%    $( 99,355)  378.6%  $(  5,252)  18.6%
                                         --------   ------  ---------  -------    ---------  -------  ---------  ------
Other Income and (Expenses)
   Interest Expense                      ($ 7,212)    4.0%  ($  1,530)    7.2%    ($ 12,998)   49.5%  ($  3,136)  11.1%
   Penalties                             (  1,115)    6.2%  (       0)    0.0%    (   3,397)   12.9%  (   1,549)   5.5%
                                         --------   ------  ---------  -------    ---------  -------  ---------  ------

     Total Other Income and (Expense)    $( 8,327)   10.2%  $ ( 1,530)    7.2%    $( 16,395)   62.4%  $(  4,685)  16.6%
                                          -------   ------  ---------  -------    ---------  -------  ---------  ------


Income (Loss) before extraordinary
   Items                                 $(79,536)  440.0%  $(  2,266)   10.7     $(115,750)  441.0%  $(  9,937)  35.2%
Extraordinary Items
   Loss on Note Receivable               $      0     0.0%  $( 20,455)   96.5%    $(      0)    0.0%  $  20,455)  72.3%
   Loss on Repossession                  (      0)    0.0%  (       0)    0.0%    (       0)    0.0%  (   3,298)  11.7%
                                         ---------  ------  ---------  -------    ---------   ------  --------   ------
   Total Extraordinary Item              $(     0)    0.0%  $( 20,455)   96.5%    $(      0)    0.0%  $( 23,753)  84.0%
                                         ---------  ------  ---------  -------    ---------   ------  ---------  ------

Net Income or (Loss)                     $(79,536)  440.0%  $( 22,721)   96.5%    $(115,750)  441.0%  $( 33,690) 119.2%
                                         ========   ======  =========  =======    =========   ======  =========  ======



         Comparison of the Six Months Ended June 30, 1998 and 1997

         Sales income decreased to $ 26,242 in the six months ended June 30, 1998 (the "1998 Six Month Period") from $ 28,290 for the six months ended June 30, 1997 (the "1997 Six Month Period"), a decrease of $ 2,048 (a decrease of 7.2 percent). The decrease in sales income was due to the concentration of the business on the installation and set up of the first Aarowaste processor. The first processor was installed in Mid June. The cost of sales increased to $ 18,427 for the 1998 Six Month Period from $ 9,549 for the 1997 Six Month Period, an increase of $ 8,878 (an increase of 207.6 percent). The increase in the cost of materials is mainly due to the Company paying outside contractors to process and bag the product. All of the product sold in the 1998 Six Month Period was product manufactured using outside contractors to process and bag the product, whereas, the materials sold in the 1997 Six Month Period was from the inventory on hand that was processed by the Company itself.

         Gross profit declined to $ 7,815 in the 1998 Six Month Period, from $ 18,741 during the 1997 Six Month Period. As a percent of sales income, gross profit decreased to 29.8 percent during the 1998 Six Month Period from 66.2 percent during the 1997 Six Month Period, which was attributable to the increased cost of materials as a percent of sale, the cost of materials as a percent of sales income increased from 33.8 percent during the 1997 Six Month Period to 70.2 percent during the 1998 Six Month Period. Since the casualty loss in August 1996, the Company has been required to obtain its peat-moss absorbent materials from third-party providers which has resulted in increased costs of materials, while during the 1997 Interim Period these materials were sold from the small amount of remaining inventory.

         Operating expenses increased to $ 107,170 (408.4 percent of sales income) in the 1998 Six Month Period from $ 23,993 (84.8 percent of sales income) in the 1997 Six Month Period, which was principally due to the increase in office salaries from $ 6,000 during the 1997 Six Month Period to $ 33,775 during the 1998 Six Month Period, an increase of $ 27,775. Also, accounting expenses increased from $ 1,460 in the 1997 Six Month Period to $ 15,060 in the 1998 Six Month Period an increase of 1,031.5 percent. Legal expenses increased from $ 0 in the 1997 Six Month Period to $ 4,892 in the 1998 Six Month Period. These two expenses increased because the former management failed to maintain the books and records of the company. Bank charges increased from $ 116 in the 1997 Six Month Period to $ 7,528 in the 1998 Six Month Period an increase of 6,489.7 percent. Rent expense increased from $ 1,062 in the 1997 Six Month Period to $ 9,000 in the 1998 Six Month Period an increase of 847.5 percent. Telephone expense increased from $ 453 in the 1997 Six Month Period to $ 10,146 in the 1998 Six Month Period an increase of 2,239.7 percent. Travel expense increased from $ 4,491 in the 1997 Six Month Period to $ 14,297 in the 1998 Six Month Period an increase of 318.3 percent. These increases were attributable to the resumption of business activities in the 1998 Six Month Period, while during the 1997 Six Month Period the Company's business activities were curtailed due to the August 1996 casualty loss and the disappearance of the Company president. The new management has focused on the replacement of distributors lost by the previous management and developing new products such as the Aarowaste processor. The operating expenses incurred during the 1997 Six Month Period were incurred in an attempt to preserve asset value, both tangible and intangible, and to reestablish channels of product distribution and sales following the August 1996 casualty loss and former management's inabilities or absence.

         The Company experienced a loss from operations of $ 99,355 during the 1998 Six Month Period compared to a loss from operations of $ 5,252 in the 1997 Six Month Period. The loss from operations in the 1998 Six Month Period was
378.6 percent of sales income and 18.6 percent of sales income in the 1997 Six Month Period.

         During the 1998 Six Month Period the Company was engaged in the development of the sales and marketing plan for an animal waste processor unit for which the Company has secured exclusive worldwide marketing rights. The Aarowaste processor, as it is called, is expected to be completed and ready for market in mid 1998. The Company expects to sell in excess of 30 machines during 1998.

         During the 1997 Six Month Period, the Company incurred a loss on the repossession of a Company vehicle as a result of the default on a note to Springdale Bank and Trust.

         A net loss was sustained during the 1998 Six Month Period of $ 115,750 compared to a loss of $ 33,690 during the 1997 Six Month Period. During the 1998 Six Month Period, the Company issued 74,917 shares of common stock in the amount of $ 32,665, which was accounted for as a source of cash from financing activities.

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

         Income Taxes

         For income tax reporting and financial statement reporting at June 30, 1998 and 1997, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement expense giving rise to accrual of deferred income tax.

         Because of continuing losses the Company has not incurred any income tax expense.

Liquidity and Capital Resources

         The Company incurred a loss for the three months ended June 30, 1998 and had a deficit in working capital of $ 323,171. Due to inadequate management in the last calendar quarter of 1996 and the first calendar quarter of 1997, there was a reduction in the number of distributors and channels of distribution for the Company's products which resulted in a substantial reduction in product sales. On March 31, 1997, the former President of the Company was removed and new officers and directors were elected. Under new management, the Company begun a plan to recapitalize the Company and to reestablish the relationships with its former distributors and channels of product distribution. However, there can be no assurance that future cash flows from operations and availability of credit from vendors will be sufficient to implement management's business plan or that the Company will be successful in its efforts to implement such plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

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

         Net cash used by operating activities totaled $ 79,549 in the 1998 Six Month Period, while net cash provided by operating activities totaled $ 2,999 in the 1997 Six Month Period. During the 1997 Six Month Period the Company experienced operating difficulties as a result of the lack of working capital following the August 8, 1996, casualty loss and the resulting operational decline and inactivity of the Company during the first calendar quarter of 1997. The Company also experienced inadequate management until the election of new management for the Company in March 1997. The new management for the Company began a plan to augment the capital of the Company and to resume full operations. However, there is no assurance that the Company will be successful in its efforts to implement its capital augmentation plan and the resumption of full business operations, including the reestablishment of its former channels of product distribution. During the 1998 Six Month Period, net cash flows provided by financing activities totaled $ 79,549, while, in comparison net cash flows used by financing activities totaled $ 4,500 during the 1997 Six Month Period. During the 1998 and 1997 Six Month Periods, the Company had no investing activities.

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

                                            AAROW ENVIRONMENTAL GROUP, INC.,
                                            (Registrant)


                                            By:  /s/ Stanley L. Sisemore
                                                 --------------------------
                                                 Stanley L. Sisemore, President

Date:  August 13, 1998