Form 10QSB
period 1998-09-30
AAROW ENVIRONMENTAL GROUP INC
filed 1998-11-20
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FORM TO.

Commission file number: 0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                       (Formerly RAIN FOREST-MOOSE, LTD.)
                 (Name of small business issuer in its charter)


               Nevada                                  71-0752569

  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

    1317 South Turner
  Springdale, Arkansas                                 72764
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

Applicable only to corporate issuers

The number of outstanding of Common Stock as of November 17,  was 10,380,942




                         AAROW ENVIRONMENTAL GROUP, INC.

                    Index to Quarterly Report on Form 10-QSB

Part I -  FINANCIAL INFORMATION                                                                               Page
                                                                                                              ----


         Item 1.  Financial Statements

                  Unaudited Consolidated Balance Sheets
                      as of September 30, 1998 and December 31, 1997                                            3

                  Unaudited Consolidated Statements of Income for the Three Months and Nine Months
                           Ended September 30, 1998 and 1997                                                    4

                  Unaudited Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 1998 and 1997                                                    5

                  Notes to Unaudited Consolidated Financial Statements                                          6

                  Supplemental Information                                                                      9

         Item 2.  Management's Discussion and Analysis or Plan of Operation                                    10

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                            14

         Item 2.  Changes in Securities                                                                        14

         Item 3.  Defaults Upon Senior Securities                                                              14

         Item 4.  Submission of Matters to a Vote of Security Holders                                          14

         Item 5.  Other Information                                                                            14

         Item 6.  Exhibits and Reports on Form 8-K                                                             14









Part I - Financial Statements

Item 1.  Financial Statements

                         AAROW ENVIRONMENTAL GROUP, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                                                                      September         December
Assets                                                                                30, 1998          31, 1997
                                                                                    -------------    --------------

Current Assets:
Cash and Cash Equivalents                                                           $           0    $            0
Accounts Receivable                                                                         5,016             1,043
Inventory                                                                                  31,906            33,668
                                                                                    -------------    --------------
                                                   TOTAL CURRENT ASSETS             $      36,922    $       34,711

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
                    depreciation of $ 13,937 and $ 10,001 respectively)                     8,159            12,095

Other Assets
Organization Costs (net of accumulated
         amortization of $ 2,811 and $ 2,475 respectively)                          $       1,689    $        2,025
Noncompete Covenant (net of accumulated
         amortization of $ 2,100 and $ 750 respectively)                                   15,900            17,250
                                                                                    -------------    --------------
                                                     TOTAL OTHER ASSETS             $      17,589    $       19,275
                                                                                    -------------    --------------
                                                           TOTAL ASSETS             $      62,670    $       66,081
                                                                                    =============    ==============

Liabilities and Stockholders Equity
Current Liabilities:
Bank Overdraft                                                                      $         728    $        2,316
Accounts Payable                                                                           30,584            26,538
Payroll Taxes Payable                                                                      99,605           107,965
Accrued Interest Payable                                                                   18,354             7,700
Judgment Payable                                                                           18,370            18,370
Short Term Notes                                                                          200,212            55,000
Current Portion of Long Term Notes                                                         60,000            60,000
                                                                                    -------------    --------------
         TOTAL CURRENT LIABILITIES                                                  $     427,853    $      277,889

LONG TERM LIABILITIES                                                                           0                 0
                                                                                    -------------    --------------

         TOTAL LIABILITIES                                                          $     427,853    $      277,889

Stockholders Equity
Common Stock, $ 0.001 par value, 30,000,000 shares authorized,                      $      10,381    $        9,024
  10,380,942 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares                             3,000             3,000
  authorized, 3,000,000 shares issued and outstanding,
  one share convertible for three shares common
Paid in Capital                                                                           220,557           189,249
Retained Earnings                                                                   (     599,121)   (      413,081)
                                                                                    --------------   ---------------
TOTAL STOCKHOLDERS EQUITY                                                           ($    365,183)   ($     211,808)
                                                                                    --------------   ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                  $      62,670    $       66,081
                                                                                    =============    ==============






                  See notes to unaudited financial statements.


                         AAROW ENVIRONMENTAL GROUP, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months Ended September 30, 1998, the Three Months
          Ended September 30, 1997, the Nine Months Ended September 30,
                1998 and the Nine Months Ended September 30, 1997

                                                       Three Months   Three Months     Nine Months    Nine Months
                                                          9-30-98        9-30-97         9-30-98        9-30-97
                                                       ------------   ------------    ------------   ------------
Sales Income                                           $         0     $     6,608    $    26,242    $    34,898

Cost of Sales
         Materials                                     $         0     $     2,422    $    18,427    $    11,971
         Freight                                                 0             135              0            135
                                                       -----------     -----------    -----------    -----------
Total Cost of Sales                                    $         0     $     2,557    $    18,427    $    12,106
                                                       -----------     -----------    -----------    -----------

         GROSS PROFIT                                  $         0     $     4,051    $     7,815    $    22,792

Operating Expenses                                          65,282          96,553        172,453        120,526
                                                       -----------     -----------    -----------    -----------

         INCOME (LOSS) FROM OPERATIONS                 ($   65,282)    ($   92,482)   ($  164,638)   ($   97,734)

Other Income and (Expenses)
         Interest Expense                              ($    3,306     $         0    ($   16,304)   ($    3,136)
         Penalties                                     (     1,702)              0    (     5,098)   (     1,549)
                                                       ------------    -----------    ------------   ------------
Total Other Income and (Expenses)                      ($    5,008     $         0    ($   21,402)   ($    4,685)
                                                       -----------     -----------    ------------   ------------

         NET INCOME (LOSS) BEFORE EXTRAORDINARY
         ITEMS AND INCOME TAXES                        ($   70,290)    ($   92,482)   ($  186,040)   ($  102,419)

Extraordinary Items and Income Taxes
         Extraordinary Item-Note Receivable            $         0     $         0    $         0    ($   20,455)
         Extraordinary Item- Loss on Repossession                0               0              0    (     3,298)
                                                       -----------     -----------    -----------    ------------
Total Extraordinary Items                              $         0     $         0    $         0    ($   23,753)
                                                       -----------     -----------    -----------    -----------

         NET INCOME (LOSS)                             ($   70,290)    ($   92,482)   ($  186,040)   ($  126,172)
                                                       ============    ============   ============   ============

WEIGHTED AVERAGE number of common stock
and common stock equivalents outstanding                19,380,942      17,867,945     19,380,942     17,867,945
                                                       ===========     ===========    ===========    ===========

NET INCOME (LOSS) per common stock and
common stock equivalents                               ($     .004)    ($    .005)    ($     .01)    ($     .008)
                                                       ============    ===========    ===========    ============











                  See notes to unaudited financial statements.



                         AAROW ENVIRONMENTAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
 For Nine Months Ended September 30, 1998 and the Nine Months Ended September 30, 1997

                                                              Nine Months      Nine Months
                                                              Sept. 30, 1998   Sept. 30, 1997
                                                              --------------   --------------

         CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             ($186,040)       ($126,172)
     Adjustments to reconcile net loss to net cash provided
     by operating activities
Depreciation                                                      3,936            3,744
Amortization                                                      1,686              975
Extraordinary Items                                                   0           23,753
     (Increase) decrease in:
Accounts Receivable                                           (   3,973)       (   2,732)
Inventory                                                         1,762            7,060
     Increase (decrease) in:
Bank Overdraft                                                (   1,588)               0
Accounts Payable                                                  4,046            1,005
Payroll Taxes Payable                                         (   8,360)          19,484
Sales Taxes Payable                                                   0                0
Accrued Interest Payable                                         10,654            3,068
                                                              ---------        ---------
     NET CASH PROVIDED (USED)                                 ($177,877)       ($ 69,815)
     BY OPERATING ACTIVITIES

     NET CASH USED BY INVESTING ACTIVITIES
Covenant Not to Complete                                      $       0        ($ 18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
New borrowings
     Long-Term                                                $       0        $       0
     Short-Term                                                 162,984            4,500
Debt Reduction
     Long-Term                                                        0        (  15,045)
     Short-Term                                               (  17,772)
     Proceeds from Sale of Common Stock                          32,665          105,857
                                                              ---------        ---------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                     $ 177,877        $  95,312
                                                              ---------        ---------

     NET INCREASE IN CASH                                     $       0        $   7,497

CASH AT BEGINNING OF  THE PEROID                                      0            2,147
                                                              ---------        ---------
     CASH AT END OF PERIOD                                    $       0        $   9,644
                                                              =========        =========

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                 $  16,304        $   3,136
                                                              =========        =========











                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING

The financial statements of Aarow Environmental Group, Inc. (the "Company") at September 30, 1998, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

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

INCOME TAXES

For income tax reporting and financial statement reporting at September 30, 1998, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes

Note 1:  Property, Plant and Equipment

All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

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

                                                       Sept. 30,       Dec. 31,
                                                         1998           1997
                                                       ----------    ----------
     Noncompete Covenant                               $   18,000    $   18,000
     Accumulated Amortization                          (    2,100)   (      750)
                                                       ----------    ----------
     Net Noncompete Covenant                           $   15,900    $   17,250
                                                       ==========    ==========

Note 3:  Judgment Payable

On October 2, 1997 a judgment was entered in the Washington County Court, Fayetteville, AR, against the Company. This judgment is in the amount of $18,370 and accrues interest at the rate of 10 %.

Note 4:  Short-Term Notes

On September 15, 1997 the Company issued a series of short term notes in the amount of $ 5,000 each for a total of $ 55,000. Each note accrues interest at the rate of 8 % and is a single pay note due September 15, 1998. In addition 20,000 shares of common stock and 100,000 common stock warrants were issued to each note holder. In case of default the note agreements call for the issuance of an additional 40,000 shares of common stock to each note holder. As of September 30, 1998 these notes have not been paid and the note holders have not called the notes. Therefore, the 40,000 shares per note in case of default have not been issued.

Four of the shareholders who are also Directors and Officers loaned the Company $ 139,162. These are unsecured non interest demand notes.

On April 3, 1998 the Company borrowed $ 15,000 from Shawn T. Hartsock. This note is a non interest baring note due and payable on July 3, 1998. An additional 250,000 shares of common stock have been pledged as collateral for this loan. As of September 30, 1998 there is a remaining balance due of $ 6,050.


Note 5:  The company's Long Term debt consists of the following:
                                                       Sept. 30,     Dec. 31,
                                                          1998          1997
                                                       ----------    ----------
Springdale Bank & Trust, 10.25%, Monthly Int. Only     $   60,000    $   60,000
Maturity Date  6-21-97
Secured by Inventory and A/R
Current Portion of Long Term debt                      (   60,000)   (   60,000)
                                                       ----------   -----------

Long Term debt, less current portion                   $        0    $        0
                                                       ==========    ==========

The following is a summary of principal maturities of long term debt during the next five years:

                  1998                                     60,000        60,000

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


Note 6:  Stockholders' Equity

Common Stock: At September 30, 1998 there were 30,000,000 shares authorized, 10,380,942 issued and outstanding at $ 0.001 per share par value. At December
31, 1997 there were 30,000,000 shares authorized, 9,024,045 issued and outstanding at $ 0.001 per share par value. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

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

Convertible Preferred Stock: At September 30, 1998 and December 31, 1997 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $ 0.001 par value and is convertible for three shares of common stock.

Note 7:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended September 30, 1998 and has a deficit in working capital. Management has a continuing plan to recapitalize the Company, reestablish the relationship with the distributors and develop new products. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7:  Earnings Per Share of Common Stock

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.



                         AAROW ENVIRONMENTAL GROUP, INC.
     SUPPLEMENTAL INFORMATION TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


SUPPLEMENTAL INFORMATION

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                        ---------------------------    --------------------------
                                            1998           1997            1998           1997
                                        -----------     -----------    -----------    -----------

Operating Expenses
Accounting                              $     3,025     $    10,559    $    18,085    $    12,019
Advertising                                     727               0            727            400
Amortization                                    562             225          1,686            975
Auto & Truck                                  2,658           1,018          3,409          2,660
Bank Charges                                     68              14          7,596            130
Depreciation                                  1,968             792          3,936          3,744
Dues & Subscriptions                              0               0             65              0
Equipment Rental                                  0               0            224              0
Insurance                                         0               0              0            222
Legal Fees                                      240               0          5,132          6,200
Miscellaneous                                     0             320            196            380
Office Expense                                2,818           6,699          4,327         10,199
Office Salaries                              35,466          36,997         69,241         42,997
Other Salaries                                    0           7,699              0          7,699
Payroll Tax Expense                           2,713           3,419          5,297          3,878
Postage                                         418              22            832             22
Professional Fees                               673               0          2,375              0
Rent                                          4,500           3,529         13,500          4,591
Supplies                                      1,339           9,002          1,703          9,882
Taxes & Licenses                                  0               0            326              0
Telephone                                     4,351           6,503         14,497          6,956
Travel                                        3,256           1,706         17,553          6,197
Unemployment Taxes                              500           1,129          1,746          1,375
                                        -----------     -----------    -----------    -----------

       TOTAL OPERATING EXPENSES         $    65,282     $    89,633    $   172,453    $   120,526
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

Results of Operations

         The following table sets forth selected results of operations for the three months and nine months ended September 30, 1998 and 1997 which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.


                                              Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                        -------------------------------------   -------------------------------------
                                              1998               1997                 1998               1997
                                        ---------------    ------------------   ------------------  -----------------
                                        Amount   Percent   Amount     Percent   Amount     Percent  Amount    Percent
                                        -------- -------   ---------  -------   ---------  -------  --------- -------

Sales Income                            $      0   n/a     $   6,608   100.0%   $  26,242   100.0%  $  34,898  100.0%
                                                   ---     ---------   -----                -----   ---------  ------
Cost of Sales
   Materials                            $      0   n/a     $   2,422    36.7%   $  18,427    70.2%  $  11,971   34.3%
   Freight                                     0   n/a           135     2.0%           0     0.0%        135     .4%
                                        --------   ---     ---------  ------     ---------  ------  ---------  ------
       Total Cost of Sales              $      0   n/a     $   2,557    38.7%   $  18,427    70.2%  $  12,106   34.7%
                                        --------   ---     ---------  ------    ---------   ------  ---------  ------
Gross Profit                            $      0   n/a     $   4,051    61.3%   $   7,815    29.8%  $  22,792   65.3%
Operating Expenses                        65,282   n/a        96,533 1,460.9%     172,453   657.2%  $ 120,526  345.4%
                                        --------   ---     --------- -------    ---------   ------  ---------  ------
Income or (Loss) from Operations        ($65,282)  n/a     ($ 92,482)1,399.5%   ($164,638)  627.4%  ($ 97,734) 280.1%
Other Income and (Expenses)
   Interest Expense                     ($ 3,306)  n/a     ($      0)    0.0%   ($ 16,304)   62.1%  ($  3,136)   9.0%
   Penalties                            (  1,702)  n/a     (       0)    0.0%   (   5,098)   19.4%  (   1,549)   4.4%
                                        --------   ---     ---------  ------    ---------   ------  ---------  ------
       Total Other Income and (Expense) ($ 5,008)  n/a     ($      0)    0.0%   ($ 21,402)   81.5%  ($  4,685)  13.4%
                                        --------   ---     ---------  -------   ---------    ----   ---------  ------

Income (Loss) before extraordinary
   Items                                ($ 5,008)  n/a     ($ 92,482)1,399.5%   ($186,040)  708.9%  ($102,419) 293.5%
                                        --------   ---     --------- --------   ---------   ------  ---------  ------
Extraordinary Items
   Loss on Note Receivable               $     0   n/a      $      0     0.0%   $       0     0.0%  ($ 20,455)  58.6%
   Loss on Repossession                        0   n/a             0     0.0%           0     0.0%  (   3,298)   9.5%
                                        --------   ---     ---------    -----   ---------     ----  ---------  ------
Total Extraordinary Item                 $     0   n/a      $      0     0.0%   $       0     0.0%  ($ 23,753)  68.1%
                                        --------   ---     ---------    -----   ---------     ---   ---------  ------
Net Income or (Loss)                    ($70,290)  n/a     ($ 92,482)  1,399.5% ($186,040)  708.9%  ($126,172)  361.5%
                                        ========   ===     =========  ========  =========   =====   =========  =======


         Comparison of the Nine Months Ended September 30, 1998 and 1997

         Sales income decreased to $ 26,242 in the nine months ended September 30, 1998 (the "1998 Nine Month Period") from $ 34,898 for the nine months ended September 30, 1997 (the "1997 Nine Month Period"), a decrease of $8,656 (a decrease of 24.8 percent). The decrease in sales income was due to the concentration of the business on the installation and set up of the first Aarowaste processor. The first processor was installed in Mid June. Most of the third quarter was spent configuring and testing the processor. Negotiations are underway for the first sale of the processor, which should take place before November 30, 1998. The cost of sales increased to $ 18,427 for the 1998 Nine Month Period from $ 12,106 for the 1997 Nine Month Period, an increase of $ 6,321 (an increase of 152.2 percent). The increase in the cost of materials is mainly due to the Company paying outside contractors to process and bag absorbent products. All of the product sold in the 1998 Nine Month Period was product manufactured using outside contractors to process and bag the product, whereas, the materials sold in the 1997 Nine Month Period was from the inventory on hand that was processed by the Company itself.

         Gross profit declined to $ 7,815 in the 1998 Nine Month Period, from $ 22,792 during the 1997 Nine Month Period. As a percent of sales income, gross profit decreased to 29.8 percent during the 1998 Nine Month Period from 65.3 percent during the 1997 Nine Month Period, which was attributable to the increased cost of materials as a percent of sale, the cost of materials as a percent of sales income increased from 34.3 percent during the 1997 Nine Month Period to 70.2 percent during the 1998 Nine Month Period. Since the casualty loss in August 1996, the Company has been required to obtain its peat-moss absorbent materials from third-party providers which has resulted in increased costs of materials, while during the 1997 Interim Period these materials were sold from the small amount of remaining inventory.

         Operating expenses increased to $ 172,453 (657.2 percent of sales income) in the 1998 Nine Month Period from $ 120,526 (345.4 percent of sales income) in the 1997 Nine Month Period, which was principally due to the increase in office salaries from $ 35,298 during the 1997 Nine Month Period to $ 69,241 during the 1998 Nine Month Period, an increase of 196.2 percent. Also, accounting expenses increased from $ 12,019 in the 1997 Nine Month Period to $ 18,085 in the 1998 Nine Month Period an increase of 150.5 percent. The accounting expense increased because the former management failed to maintain the books and records of the company. Legal expenses decreased from $ 6,200 in the 1997 Nine Month Period to $ 5,132 in the 1998 Nine Month Period a decrease of $ 17.2 percent. Bank charges increased from $ 130 in the 1997 Nine Month Period to $ 7,596 in the 1998 Nine Month Period an increase of 584.3 percent. Rent expense increased from $ 4,591 in the 1997 Nine Month Period to $ 13,500 in the 1998 Nine Month Period an increase of 294.1 percent. Telephone expense increased from $ 6,956 in the 1997 Nine Month Period to $ 14,497 in the 1998 Nine Month Period an increase of 208.4 percent. Travel expense increased from $ 6,197 in the 1997 Nine Month Period to $ 17,553 in the 1998 Nine Month Period an increase of 283.2 percent. These increases were attributable to the resumption of business activities in the 1998 Nine Month Period, while during the 1997 Nine Month Period the Company's business activities were curtailed due to the August 1996 casualty loss and the disappearance of the Company president. The new management has focused on the replacement of distributors lost by the previous management and developing new products such as the Aarowaste processor. The operating expenses incurred during the 1997 Nine Month Period were incurred in an attempt to preserve asset value, both tangible and intangible, and to reestablish channels of product distribution and sales following the August 1996 casualty loss and former management's inabilities or absence.

         The Company experienced a loss from operations of $ 164,638 during the 1998 Nine Month Period compared to a loss from operations of $ 97,734 in the 1997 Nine Month Period. The loss from operations in the 1998 Nine Month Period was 627.4 percent of sales income and 280.1 percent of sales income in the 1997 Nine Month Period.

         During the 1998 Nine Month Period the Company was engaged in the development of the sales and marketing plan for an animal waste processor unit for which the Company has secured exclusive worldwide marketing rights. The Aarowaste processor, as it is called, is completed and ready for market as of November 1, 1998.

         During the 1997 Nine Month Period, the Company incurred a loss on the repossession of a Company vehicle as a result of the default on a note to Springdale Bank and Trust

         A net loss was sustained during the 1998 Nine Month Period of $ 186,040 compared to a loss of $ 126,172 during the 1997 Nine Month Period. During the 1998 Nine Month Period, the Company issued 1,356,897 shares of common stock in the amount of $ 32,665, which was accounted for as a source of cash from financing activities.

 Quarterly Results of Operations

         The Company's operations are affected by seasonal trends principally based upon weather conditions. Also, for the 1998 Three Month Period sales were slow due to the time devoted to the Aarowaste processor and continued slow recovery from the difficulties created by the prior management. In the Company's experience, sales volume tends to be higher in the second, third and fourth calendar quarters and lower in the first quarter. The Company expects to show significantly larger sales beginning in the fourth quarter with the placement of the first Aarowaste processor. Because the general and administrative expenses associated with maintaining and adding to the Company's manufacturing and product distribution work force are relatively fixed over the short term, the Company's margins tend to increase in periods of higher sales volume and decrease in periods of lower sales volume. These effects are not always apparent because of the impact and timing of factors which are beyond the control of the Company. Nevertheless, the Company's results of operations for a particular calendar quarter may not be indicative of the results to be expected during other quarters.

         Income Taxes

         For income tax reporting and financial statement reporting at September 30, 1998 and 1997, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement expense giving rise to accrual of deferred income tax.

         Because of continuing losses the Company has not incurred any income tax expense.

Liquidity and Capital Resources

         The Company incurred a loss for the nine months ended September 30, 1998 and had a deficit in working capital of $ 390,931. Due to inadequate management in the last calendar quarter of 1996 and the first calendar quarter of 1997, there was a reduction in the number of distributors and channels of distribution for the Company's products which resulted in a substantial reduction in product sales. On March 31, 1997, the former President of the Company was removed and new officers and directors were elected. Under new management, the Company began a plan to recapitalize the Company and to reestablish the relationships with its former distributors and channels of product distribution. However, there can be no assurance that future cash flows from operations and availability of credit from vendors will be sufficient to implement management's business plan or that the Company will be successful in its efforts to implement such plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

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

         Net cash used by operating activities totaled $ 177,877 in the 1998 Nine Month Period, while net cash used by operating activities totaled $ 69,815 in the 1997 Nine Month Period. During the 1997 Nine Month Period the Company experienced operating difficulties as a result of the lack of working capital following the August 8, 1996, casualty loss and the resulting operational decline and inactivity of the Company during the first calendar quarter of 1997. The Company also experienced inadequate management until the election of new management for the Company in March 1997. The new management for the Company began a plan to augment the capital of the Company and to resume full operations. However, there is no assurance that the Company will be successful in its efforts to implement its capital augmentation plan and the resumption of full business operations, including the reestablishment of its former channels of product distribution. During the 1998 Nine Month Period, net cash flows provided by financing activities totaled $ 177,877, while, in comparison net cash flows used by financing activities totaled $ 95,312 during the 1997 Nine Month Period. During the 1998 Nine Month Period, the Company had no investing activities.

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

          27   Financial Data Schedule.
-------------
* Incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996. ** Incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

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

Date:  November 19, 1998