Form 10KSB
period 1998-12-31
AAROW ENVIRONMENTAL GROUP INC
filed 1999-04-27
CIK 47968

U.S. SECRUITIES AND EXCHANGE COMMSSION
                             Washington, D.C. 20549
                                   Form 10-KSB

X Annual report under section13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

     Transaction report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to ________.


                          Commission file number: 0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                       (Formerly RAIN FOREST-MOOSE, LTD.)
                 (Name of small business issuer in its charter)


          Nevada                                          73-1491593
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       1317 S. Turner
   Springdale, Arkansas                                      72764
(Address of principal executive offices)                   (Zip Code)
Issuer's telephone number: (501) 927-1884

Securities to be registered under Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
         None                                          None

Securities to be registered under Section 12 (g) of the Act:
                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes No X Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and nondisclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year was $ 26,242.

The voting stock is not trading or quoted; therefore, the aggregate market value of the voting stock held by nonaffiliates based upon the average bid and asked prices is not available or determinable.

The number of outstanding of Common Stock as of April 21, 1999, was 10,380,942

                     Transitional Small Business Disclosure
                               Format (Check one):
                                    Yes No X

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I                                                                       -1-
Item 1. Description of Business                                              -1-
         General                                                             -1-
         Background                                                          -1-
                  Reincorporation Merger                                     -1-
                  RFM Arkansas Acquisition                                   -2-
         Business                                                            -2-
         Marketing                                                           -2-
         Contractual Arrangements                                            -3-
         Competition                                                         -3-
         Government Regulation                                               -3-
         Environmental Matters                                               -3-
         Employees.                                                          -4-
Item 2.  Description of Property                                             -4-
Item 3.  Legal Proceedings                                                   -4-
Item 4.  Submission of Matters to a Vote of Security Holders                 -4-

Part II                                                                      -4-
Item 5.  Market for Common Equity and Related Stockholders Matters           -4-
Item 6.  Management's Discussion and Analysis or Plan of Operation           -4-
         Results of Operations                                               -5-
         Liquidity and Capital Resources                                     -6-
Item 7.  Financial Statements                                                -7-
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                -7-
Part III                                                                     -7-
Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 -7-8-
Item 10. Executive Compensation                                              -9-
         Compensation of Directors                                           -9-
         Stock Option Plan                                                   -9-
         Officer and Director Liability                                     -10-
Item 11. Security Ownership of Certain Beneficial Owners and Management     -10-
Item 12. Certain Relationships and Related Transactions                     -11-
Item 13. Exhibits and Reports on Form 8-K                                   -11-
(a)  Exhibits                                                               -12-
(b)  Reports on Form 8-K                                                    -12-

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

     Animal Waste Management through the development of and exclusive marketing of a newly designed processing machine that will tackle most of the problems associated with animal waste. In the year ended December 31, 1998 the Company incurred $ 86,770 in research and development costs related to the Animal Waste Management machine. This cost was incurred as the result of a distributorship agreement entered into on January 22, 1998 between AWM Investments, LLC. and Aarow Environmental Group, Inc. This agreement gives Aarow the exclusive worldwide distribution rights for the AWM machine. The agreement automatically renews annually on the anniversary date.

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

Contractual Arrangements

    Aarow Environmental Group, Inc. sells its products without a formal contract, other than pursuant to a price list. Because Aarow Environmental Group does not currently have any long-term contracts, the Company is not dependent to any significant degree upon any one customer or contractual relationship with a customer, the termination of which would have a material adverse effect upon the Company.

    Aarow Environmental Group, Inc. entered into an exclusive marketing agreement with AWM Investments, LLC. This is an annually renewing agreement, beginning January 22, 1998 which gives Aarow exclusive worldwide marketing rights to sell the Animal Waste Management machine.

Competition

    Soil & Groundwater Remediation Competition. Large engineering & environmental assessment firms are the primary rival of Aarow within the soil and groundwater remediation market. These large firms comprise approximately 70-80% of Aarow's competition. The last 20-30% of the competitors comes from small engineering & environmental assessment firms and construction companies with the capabilities to expedite large excavation projects, however massive site excavation is an outdated remediation process well into it's decline.

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

    Aarowaste systems, the Animal Waste Management machine, utilize a combination of ultraviolet light and multiple chemical processes to eliminate all bacteria, bind up nutrients into release on demand forms which prevent overloading the soil, significantly reduce odors, and reduce the waste stream up to 95% by removing the water. This entire process, from start to finish, transpires in a matter of minutes. The end product from the Aarow waste systems will benefit several markets (feed additives, fertilizer, etc.) in ways that have never before been possible.

    Chemical companies are the largest competitors in the fluid conditioning industry. Currently chemical injection is the method of choice for treating calcium scale build up in pipes and heat exchanger systems. Although chemical treatment is very effective, there is considerable ongoing expense involved.

    Over the years there have been several products developed to improve fuel economy. Of these products, not one has achieved overwhelming success. However, the Aarow fuel conditioner presents a solution involving a one time expense. The unit has no moving parts, requires no maintenance, and will last for several years.

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

Employees

    Prior to May 12, 1997, the Company had six full-time employees, of which two were employed in manufacturing, and four were employed in sales, marketing and administrative positions, none of which were represented by a labor organization. On May 12, 1997, a new President and Secretary were elected for the Company and the total number of employees was reduced to 3.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year ended December 31, 1998, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for Common Equity and Related Stockholders Matters.

    The Company's Common Stock is traded on the over the counter bulletin board under the symbol of AARO. On April 21, 1999, there were approximately 1,220 holders of the Company's Common Stock.

    The Company's dividend policy is to retain its earnings to support the expansion of its operations. The Board of Directors of the Company does not intent to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. The Company's future earnings and cash flow currently are dependent principally upon the operating results of Aarow Environmental Group, Inc. and such dependency may continue indefinitely in the future.

Item 6. Management's Discussion and Analysis or Plan of Operation

    The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Report.

    Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, Inc.); the former parent of Aarow Environmental was incorporation in April 1970. Beginning in 1986, RTA became inactive and did not conduct any operations or activities through 1995 and, as of December 31, 1995, did not have any assets or liabilities. Pursuant to an Agreement and Plan Merger, dated February 23, 1996, RTA merged with and into Aarow Environmental as the surviving corporation. See "Item 1. Description of Business-Background-Reincorpration Merger." The merger of RTA with and into Aarow Environmental effectively changed the state of domicile of RTA to Nevada as a result of Aarow Environmental being the surviving corporation and was accounted for as a reorganization of entities under common control, which was recorded at historical cost. RFM Arkansas was formed on March 15, 1994. As a result of the RFM Arkansas Acquisition, RFM Arkansas became a wholly owned subsidiary of Aarow Environmental, which was accounted for as a reverse acquisition of Aarow Environmental by RFM Arkansas under the purchase method of accounting. See "Item
1. Description of Business-Background-RFM Arkansas Acquisition" and "Item 12. Certain Relationships and Related Transactions."

Results of Operations

    The following table sets forth selected results of operations for the fiscal year ended December 31, 1998, and December 31, 1997, which are derived from the audited financial statements of Aarow Environmental Group, Inc. See "Item 1. Description of Business-Background-RFM Arkansas Acquisition."


                                            For the Fiscal Year Ended           for the Fiscal Year Ended
                                                  December 31, 1998                 December 31, 1997
                                                  Amount       Percent            Amount       Percent
                                                  ------       -------            ------       -------

Sales income                                      $  26,242    100.00%            $ 38,279     100.00%
                                                  ---------    -------            --------     -------
Cost of Sales:
    Materials                                     $  14,418     54.9.0%           $ 20,815      54.4%
    Freight                                               0      0.0%                  198       0.5%
                                                  ---------      ----             --------     ------
    Total Cost of Sales                           $  14,418     54.9%             $ 21,013      54.9%
                                                  ---------     -----             --------     ------
Gross Profit                                      $  11,824     45.1%             $ 17,266      45.1%
                                                  ---------     -----             --------     ------
Operating Expenses                                $ 197,119    751.16%            $206,652     539.9%
                                                  ---------    -------            --------     ------
Income or (loss) from operations                  ($185,295)   706.1%             ($189,386)   494.75%
                                                  ----------   ------             ----------   -------
Other Income and (expense);
    Interest Expense                              ($ 22,179)    84.5%             ($ 7,036)     18.4%
    Payroll Tax Penalties and Interest            (   7,722)    29.4%             (  6,517)     17.0%
    Extraordinary Item                                    0      0.0%             (142,934)    373.4%
                                                  ---------      ----             ---------    ------
         Total other income and (expense)         ($ 29,901)   113.9%             ($156,487)   408.8%
                                                  ----------   ------             ----------   ------
Net Income or (Loss)                              ($215,196)   820.0%             ($345,873)   903.56
                                                  ==========   ======             ==========   ======

WEIGHTED AVERAGE number of
common stock and common stock
equivalents outstanding                           19,380,942                      18,024,045
                                                  ==========                      ==========

NET INCOME (LOSS) per common stock
and common stock equivalents                      ($   .011)                      ($   .019)
                                                  ==========                      ==========

         Comparison of Fiscal 1998 and 1997

    Sales income decreased to $ 26,242 in 1998 from $ 38,279 for 1997, a decrease of 31.4 percent. The decrease in sales was primarily due to decreased sale of Peat Moose Absorbent products during 1998 and the Company's concentration  on  research  and  development  of the  Animal  Waste  Management
Machine. The decreased sales during 1998 resulted in total costs of sales decreasing to $ 14,418 in 1998, compared to $ 21,013 for 1997, a decrease of
31.4 percent. The decrease in total cost of sales resulted from a 30.7 percent decrease in the cost of materials from $ 20,815 in 1997, to $ 14,418, in 1998, and a 100.0 percent decrease in the cost of freight from $ 198 in 1997 to $ 0 in 1998. Gross profit decreased 31.5 percent from $ 17,266 in 1997 to $ 11,824 in 1998.

    Operating expenses decreased from $ 206,652 in 1997 to $ 197,119 for 1998, a
4.6 percent decrease. The decrease in operating expenses was the result of extensive research and development on the Animal Waste Management machine.

    The Company experienced a $ 185,295 loss from operations in 1998 as compared to a $ 189,386 loss from operations in 1997.

    Interest expense increased from $ 7,036 in 1997 to $ 22,179 in 1997, a 315.2 percent increase. Payroll tax penalties and interest increased to $ 7,722 in 1998 from $ 6,517 in 1997, an 18.5 percent increase. Such items combined with a $ 185,295 loss from operations resulted in a $ 215,196 loss for 1998 as compared with a loss of $ 345,873 for 1997.

    Quarterly Results of Operations

    Aarow Environmental Group, Inc.'s operations are affected by seasonal trends principally based upon weather. In experience, sales volume tends to be higher in the second, third and fourth calendar quarters and lower in the first quarter. Because the general and administrative expenses are relatively fixed over the short term, Aarow Environmental Group, Inc. margins tend to increase in periods of higher sales volume and decrease in periods of lower sales volume. These effects are not always apparent because of the impact and timing of factors which are beyond the control of Aarow Environmental Group, Inc. Nevertheless, Aarow Environmental Group, Inc.'s results of operations for a particular calendar quarter may not be indicative of the results to be expected during other quarters.

    Income Taxes

    Prior to the RFM Arkansas acquisition, Aarow Environmental Group, Inc., for federal and state income tax purposes, was taxed as a pass-through entity, and income taxes were not imposed at Aarow Environmental Group, Inc.'s level of taxation. After the RFM Arkansas acquisition, Aarow Environmental Group, Inc. has produced continuing losses.
Therefore, no provisions for income taxes have been made.

Liquidity and Capital Resources

    Historically, Aarow Environmental Group, Inc. has financed its growth from borrowing and shareholder contributions. Net cash used by operating activities totaled $ 182,351 in 1998, as compared with net cash used by operating activities totaling $ 126,149 in 1997. As of December 31, 1998, the Company had a working capital deficit of $ 419,523, compared to a working capital deficit of $ 243,178, at December 31, 1997. The working capital deficit is the result of the extensive time spent in the research and development of the Animal Waste Management machine.

    During 1997, the Company experienced a period of inadequate management until the election of new management for the Company on May12, 1997. The new Management for the Company has begun a plan to recapitalize the Company and to reestablish the relationships with its distributors. Also, as disclosed earlier, the Company has entered into an exclusive distribution agreement to distribute the Animal Waste Machine and during 1998 spent a total of $ 86,770 in research and development of this machine. There is no assurance that the Company will be successful in its efforts to implement its plan for recapitalization and the resumption of full operations. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

    As of December 31, 1998, Aarow Environmental Group, Inc. had one loan from Springdale Bank & Trust Company (the "Bank"), which was secured by inventory and accounts receivable, bears interest at 10.25 percent per annum. At December 31, 1998, the outstanding principal balance of this loan was $ 60,000. This note has an original due date of June 21, 1997 and at December 31, 1998 the Company was in default. On February 16, 1999 this note was renewed at 10 percent per annum with monthly payments of $ 500 interest only. The new note matures February 16, 2000.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

    The following table sets forth-certain information with respect to each executive officer and director of Aarow Environmental Group, Inc. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting and until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company authorize the Board of Directors to be constituted of not less than one and such number as the Board of Directors may from time to time determine by resolution or election. The Board currently consists of three members.



Name                         Age            Position with Aarow               Position with RFM
----                         ---            -------------------               -----------------
                                              Environmental
                                              -------------

Lloyd W. Phillips(1)         53             President, Chief Executive         President, Chief Executive
                                            Officer, and Chairman              Officer, and Chairman
                                            of the Board                       of the Board

Jeff Martin(2)               37             Executive Vice President           Executive Vice President
                                            and  Director                      and Director

Stan Sisemore(2)             51             Vice President                     Vice President
                                            and Director                       and Director

Mitch Villines               49             Secretary and Director             Secretary and Director

----------------------------

(1) As holder of all of the outstanding Series I Convertible Preferred Stock, Mr. Phillips in combination with Mr. Sisemore and Mr. Martin hold approximately 55.7 percent of the outstanding voting rights of the shareholders of the Company. Therefore, Mr. Phillips, Mr. Martin and Mr. Sisemore acting in unison may be able to elect all members of the Board of Directors of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."
(2)  Member of the Stock Option Committee. See "-Stock Option Plan, "below.

    The executive officers of the Company and RFM Arkansas devote their full-time to the Company's business.

    The following is a brief description of the business background of the executive officers and directors of the Aarow Environmental Group, Inc.

    Lloyd Phillips was elected as Chairman of the Board, President and Chief Executive Officer on March 31, 1999. Mr. Phillips has served as the Secretary and a director since May 12, 1997. Prior to his employment with the Company Mr. Phillips was president of a large manufactured homes company and has been involved in the management and development of the poultry and egg industry for the past eighteen years. Mr. Phillips also has a broad background in sales and marketing.

    Jeff Martin is Executive Vice President and a Director of the Company serves as a member of the Stock Option Committee. Prior to becoming employed with the Company in September 1994, Mr. Martin was employed by First Brands Corporation as operations manager of packaging plant operations. His responsibilities included safety, quality and production coordinator and as Industrial Engineer at Wire Mold Corporation where he was responsible for product enhancement. Mr. Martin received an Associate of Arts Degree in 1993 from Mississippi County Community College and attended the University of Arkansas with studies focused on engineering.

    Stan Sisemore was Chariman of the Board, President, Chief Executive Office, and a Director of the Company from May 12, 1997 to March 31, 1999. Currently Mr. Sisemore is serving in the capacity of Vice President and Director. Mr. Sisemore also serves as a member of the Stock Option Committee. From April 1991 until April 1995, Mr. Sisemore served as Executive Vice President of Magnadyne Industries, Inc., a company holding over 25 patents related to Magnetic D.C. Motor technology and Magnetic Energy. He is also a stockholder in Magnadyne. Mr. Sisemore has been involved in marketing and manufacturing for twenty years and has been involved in product development for the past ten years. During his employment with the Company he has been involved in the development of the absorbent program for the Company.

    Mitch Villines is the Secretary and a Director. He has served in this capacity since March 31, 1999. Mr. Villines has been involved in the management and development of the poultry and egg industry for the past twenty-five years.

    During 1996 and until his removal in March 1997, Dan Pilkington, the former president, held the positions of Chairman of the Board, President and Chief Executive Officer of the Company.



Item 10.  Executive Compensation

    The following table sets forth-certain information with respect to the total cash compensation,  paid or accrued, of the President of the Company and each of the executive  officers that received  compensation in excess of $100,000 during
1998.  Because  Rendezvous  Trails of America,  Inc. (the former parent of Aarow
Environmental)  was inactive  during 1993 through 1996,  its President and other executive officers were not paid any executive  compensation nor was any accrued during such years
                                                                       Annual Compensation
                                                                       -------------------
                                                                                              All Other
Name and Principal Position                 Year(1)           Salary(2)         Bonus(3)     Compensation
---------------------------                 --------          ---------         --------     -------------

Stanley L. Sisemore                             1998          $  21,000         $      0      $       0
    Vice President and Director                 1997          $  23,000         $      0      $       0

Lloyd W. Phillips                               1998          $  13,000         $      0      $       0
    President and Director                      1997          $  23,000         $      0      $       0

Jeff Martin                                     1998          $  16,000         $      0      $       0
    Executive Vice President                    1997          $  26,000         $      0      $       0
    and Director

Mitch Villines                                  1998          $   3,000         $      0      $       0
    Secretary and Director                      1997          $       0         $      0      $       0

---------------------------
(1) The executive officers, including the President, were not paid any executive compensation during 1996 nor was any accrued during such year.
(2) Dollar value of base salary (both cash and non-cash) earned during the year.
(3)  Dollar value of bonus (both cash and non-cash) earned during the year.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table presents certain information as to the beneficial ownership of the Common Stock and Series I Convertible Preferred Stock as of April 21, 1999, of (i) each person who is known to Aarow Environmental to be the beneficial owner of more than five percent thereof, (ii) each current director and executive officer of Aarow Environmental, and (iii) all current executive officers and directors as a group together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their share unless otherwise indicated, and there is no family relationship between the executive officers and directors of Aarow Environmental.

                                                 Series I Convertible
                                                    Preferred Stock                     Common Stock
                                            -------------------------------        -------------------------
                                            Shares               Percent of        Shares         Percent of
                                            Beneficially         Share             Beneficially   Share
          Owned                             Outstanding          Owned             Ownership
          -----                             -----------          -----             ------------   ----------

Name and Address of Beneficial Owner
Stanley L. Sisemore(1)                          0                   0.0%            1,440,000     7.4%
Jeff Martin                                     0                   0.0%              250,000     1.3%
Lloyd W. Phillips                           3,000,000             100.0%            9,100,000     47.0%
Executive Officers and Directors as a group
   (three persons)(1)                       3,000,000             100.0%           10,790,000     55.7%

-----------------------
(1) With respect to the Common Stock, includes 9,000,000 shares issuable upon conversion of the Series I Convertible Preferred Stock.

Item 12.  Certain Relationships and Related Transactions

    Set forth below is a description of transactions entered into between Aarow Environmental and certain of its officers, directors, and shareholders during the last two years. Certain of these transactions will continue in effect and may result in conflicts of interest between the Company and such individuals. Although these persons have fiduciary duties to the Company and its shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

    From time to time Dan Pilkington, the former President and Chairman of the Board, has made loans to RFM Arkansas in the form of due on demand loan, which bear interest at the rate of 7.5 percent per annum. At December 31, 1994 and 1995, the aggregate outstanding principal amounts of such loans were $32,171 and $17,319, respectively. At December 31, 1997, these loans had been discharged in connection with the resolution of unauthorized loans from the Company to Mr. Pilkington.

    U.S. Equipment & Services, Inc. which is wholly owned by Monica Pilkington who is a former executive officer of Aarow Environmental and RFM Arkansas and the wife of Mr. Pilkington, made an unsecured loan to RFM Arkansas, which bears interest at the rate of 7.5 percent per annum. At December 31, 1994 and 1995, the outstanding principal amount of such loan was $17,362 and $8,409, respectively. At December 31, 1997, these loans had been discharged in connection with the resolution of unauthorized loans from the Company to Mr. Pilkington.

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

-------------------------------------
o    Incorporated by reference to Form 10-KSB dated March 8, 1996

((b) Reports on Form 8-K

     There were no reports on Form 8-K filed with the Commission during the last quarter of 1998.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AAROW ENVIRONMENTAL GROUP, INC.
                                               (Registrant)

                                      By: /s/ Lloyd W. Phillips
                                          --------------------------------
                                              Lloyd W. Phillips, President

Date:


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                    Title                                     Date
         ----                    -----                                     ----

   /s/ Lloyd W. Phillips         Chief Executive Officer, President and
       -----------------         Chairman of the Board
       Lloyd W. Phillips

   /s/ Jeff Martin               Executive Vice President
       -----------------         and Director
       Jeff Martin

   /s/ Stan Sisemore             Vice President
       -----------------         and Director
       Stan Sisemore

   /s/ Mitch Villines            Secretary
       -----------------
       Mitch Villines            and Director

                          INDEX TO FINANCIAL STATEMENTS

AAROW ENVIRONMENTAL GROUP, INC.

    Independent Auditors Report                                              F-2

    Balance Sheet, December 31,1998 and 1997                                 F-3

    Statements of Income and Retained Earnings for the Twelve Months
    Ended December 31, 1998 and the Twelve Months Ended December 31, 1997    F-5

    Statements of Cash Flows for the Twelve Months Ended December 31, 1998
    and the Twelve Months Ended December 31, 1997                            F-6

    Notes to Financial Statements                                            F-7

    Supplemental Information                                                F-11

                           INDEPENDENT AUDITORS REPORT



To the Board of Directors
and Stockholders of
Aarow Environmental Group, Inc.
Springdale, AR


I have audited the accompanying balance sheets of Aarow Environmental Group, Inc. (a public corporation) as of December 31, 1998 and December 31, 1997 and the related statements of income and retained earnings, cash flows, and supplemental information for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aarow Environmental Group, Inc. as of December 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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






Springdale, AR
April 21, 1999




AAROW ENVIRONMENTAL GROUP, INC.
BALANCE SHEET
As of December 31, 1998 and December 31, 1997
                                                                                     Dec. 31,              Dec. 31,
Assets                                                                                 1998                  1997
                                                                                 ---------------       ---------------

Current Assets:
Cash and Cash Equivalents                                                        $             0       $             0
Accounts Receivable                                                                            0                 1,043
Inventory                                                                                 32,400                33,668
                                                                                 ---------------       ---------------
                                                   Total Current Assets          $        32,400       $        34,711

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
                    depreciation of $ 13,937 and $ 10,001 respectively)                    8,159                12,095

Other Assets
Organization Costs (net of accumulated
         amortization of  $ 2,925 and $ 2,475 respectively)                      $         1,575       $         2,025
Noncompete Covenant (net of accumulated
         amortization of $ 2,550 and $ 750 respectively)                                  15,450                17,250
                                                                                 ---------------       ---------------
                                                     TOTAL OTHER ASSETS          $        17,025       $        19,275
                                                                                 ---------------       ---------------

                                                           TOTAL ASSETS          $        57,584       $        66,081
                                                                                 ===============       ===============


















SEE ACCOUNTANTS REPORT AND NOTES
                                       F-3




AAROW ENVIRONMENTAL GROUP, INC.
BALANCE SHEET
As of December 31, 1998 and December 31, 1997
                                                                                 Dec. 31,              Dec. 31,
Liabilities and Stockholders Equity                                                1998                  1997
                                                                             ---------------       ---------------
Current Liabilities:
Bank Overdraft                                                               $             0       $         2,316
Accounts Payable                                                                      41,142                26,538
Payroll Taxes Payable                                                                103,496               107,965
Accrued Interest Payable                                                              24,229                 7,700
Judgment Payable                                                                      18,370                18,370
Short Term Notes                                                                     204,686                55,000
Current Portion of Long Term Notes                                                    60,000                60,000
                                                                             ---------------       ---------------
         TOTAL CURRENT LIABILITIES                                           $       451,923       $       277,889

LONG TERM LIABILITIES                                                                      0                     0
                                                                             ---------------       ---------------

         TOTAL LIABILITIES                                                   $       451,923       $       277,889

Stockholders Equity
Common Stock at Dec. 31, 1997, $ 0.001 par value, 30,000,000 shares          $        10,381       $         9,024
     authorized,  10,380,942 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares                        3,000                 3,000
     authorized, 3,000,000 shares issued and outstanding,
     one share convertible for three shares common
Paid in Capital                                                                      220,557               189,249
Retained Earnings                                                            (       628,277)      (       413,081)
                                                                             ----------------      ----------------
TOTAL STOCKHOLDERS EQUITY                                                    ($      394,339)      ($      211,808)
                                                                             ----------------      ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                           $        57,584       $        66,081
                                                                             ================      ================















SEE ACCOUNTANTS REPORT AND NOTES
                                       F-4



AAROW ENVIRONMENTAL GROUP, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Twelve Months Ended December 31, 1998 and
the Twelve Months Ended December 31, 1997
                                                                     Dec. 31               Dec. 31,
                                                                      1998                  1997
                                                                ---------------       ---------------

Sales Income                                                    $        26,242       $        38,279

Cost of Sales
         Materials                                              $        14,418       $        20,815
         Freight                                                              0                   198
                                                                ---------------       ---------------
Total Cost of Sales                                             $        14,418       $        21,013
                                                                ---------------       ---------------

         GROSS PROFIT                                           $        11,824       $        17,266

Operating Expenses                                                      197,119               206,652
                                                                ---------------       ---------------

         GAIN  OR (LOSS) FROM OPERATIONS                        ($      185,295)      ($      189,386)

Other Income and (Expenses)
         Interest Expense                                       ($       22,179)      ($        7,036)
         Payroll Tax Penalties and Interest                     (         7,722)      (         6,517)
                                                                ----------------      ----------------
Total Other Income and (Expense)                                ($       29,901)      ($       13,553)
                                                                ----------------      ----------------

         INCOME OR (LOSS) BEFORE
         EXTRAORDINARY ITEM                                     ($      215,196)      ($      202,939)

Extraordinary Items
         Note Receivable                                        $             0       ($       20,455)
         Loss on Repossession                                                 0       (         3,298)
         Casualty Loss                                                        0       (       119,181)
                                                                ---------------       ----------------
Total Extraordinary Items                                       $             0       ($      142,934)
                                                                ---------------       ----------------

         NET INCOME OR (LOSS)                                   ($      215,196)      ($      345,873)

Retained Earnings at Beginning of Year                          (       413,081)      (        67,208)
                                                                ----------------      ----------------

         RETAINED EARNINGS AT END OF YEAR                       ($      628,277)      ($      413,081)
                                                                ================      ================












SEE ACCOUNTANTS REPORT AND NOTES
                                       F-5



AAROW ENVIRONMENTAL GROUP, INC.
STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 1998 and
the Twelve Months Ended December 31, 1997
                                                                     Dec. 31,              Dec. 31,
                                                                       1998                  1997
                                                                 ---------------       ---------------
         CASH FLOWS FROM OPERATING ACTIVITIES
Net Income or (Loss)                                             ($      215,196)      ($      345,873)
     Adjustments to reconcile net loss to net cash provided
     by operating activities
     Depreciation                                                          3,936                 3,383
     Amortization                                                          2,250                 1,650
     Extraordinary Items                                                       0                23,753
(Increase) decrease in:
     Accounts Receivable                                                   1,043       (         1,043)
     Inventory                                                             1,268       (         2,042)
     Insurance Claim                                                           0               119,181
Increase (decrease) in:
     Bank Overdraft                                              (         2,316)                2,316
     Accounts Payable                                                     14,604                 6,229
     Payroll Taxes Payable                                       (         4,469)               40,960
     Accrued Interest Payable                                             16,529                 6,967
     Judgment Payable                                                          0                18,370
                                                                 ---------------       ---------------
         NET CASH PROVIDED (USED)
              BY OPERATING ACTIVITIES                            ($      182,351)      ($      126,149)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Equipment                                       $             0       ($        4,887)
     Noncompete Covenant                                                       0       (        18,000)
                                                                 ---------------       ----------------
              NET CASH PROVIDED (USED)
              BY INVESTING ACTIVITIES                            $             0       ($       22,887)

CASH FLOWS FROM FINANCING ACTIVITIES
     New borrowings
     Long-Term                                                   $             0       $             0
     Short-Term                                                          167,458                59,500
Debt Reduction
     Long-Term                                                                         (        15,045)
     Short-Term                                                 (         17,772)
     Sale of Stock                                                        32,665               102,434
                                                                 ---------------       ---------------
              NET CASH PROVIDED (USED)
              BY FINANCING ACTIVITIES                            $       182,351       $       146,889
                                                                 ---------------       ---------------

              NET INCREASE (DECREASE) IN CASH                    $             0       ($        2,147)

CASH AT BEGINNING OF YEAR                                                      0                 2,147
                                                                 ---------------       ---------------
              CASH AT END OF YEAR                                $             0       $             0
                                                                 ===============       ===============

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                    $        22,179       $         7,036




SEE ACCOUNTANTS REPORT AND NOTES
                                       F-6

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1998 and the Twelve Months Ended December 31, 1997

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


SEE ACCOUNTANTS REPORT
                                       F-7

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1998 and the Twelve Months Ended December 31, 1997

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

Note-1:  Property, Plant and Equipment

All assets are recorded at original cost. Depreciation is calculated using the straight line method, lives are five years for office equipment, seven years for manufacturing equipment and furniture. A schedule of assets is as follows:

                                                    Accum.              Depr.
December 31, 1998                 Cost               Depr.             Expense
                             -------------      -------------      -------------
Office Equipment             $      16,079      $      10,448      $       3,076
Equipment                            6,017              3,489                860
                             -------------      -------------      -------------
Total                        $      22,096      $      13,937      $       3,936
                             =============      =============      =============

                                                    Accum.              Depr.
December 31, 1997                 Cost               Depr.             Expense
                             -------------      -------------      -------------
Office Equipment             $      16,079      $       7,372      $       2,523
Equipment                            6,017              2,629                860
                             -------------      -------------      -------------
Total                        $      22,096      $      10,001      $       3,383
                             =============      =============      =============

The autos are pledged as collateral to Springdale Bank and Trust of Springdale, AR.

Note-2: Noncompete Covenant

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

                                            Dec. 31,              Dec. 31,
                                              1998                  1997
                                        -----------------     -----------------
     Noncompete Covenant                $         18,000      $         18,000
     Accumulated Amortization           (          2,550)     (            750)
                                        -----------------     -----------------
     Net Noncompete Covenant            $         15,450      $         17,250
                                        ================      =================


SEE ACCOUNTANTS REPORT
                                       F-8

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1998 and the Twelve Months Ended December 31, 1997

Note-3:  Judgment Payable

On October 2, 1997 a judgment was entered in the Washington County Court, Fayetteville, AR, against the Company. This judgment is in the amount of $ 18,370 and accrues interest at the rate of 10%.

Note-4:  Short-Term Notes

On September 15, 1997 the Company originally issued a series of short term notes in the amount of $ 5,000 each for a total of $ 55,000. Each note accrues interest at the rate of 8 % and is a single pay note originally due September 15, 1998. These notes were increased and extended to September 15, 1999. In addition 20,000 shares of common stock and 100,000 common stock warrants were issued to each note holder. In case of default the note agreements call for the issuance of an additional 40,000 shares of common stock to each note holder.

Note-5: The company's Long Term debt consists of the following:


                                                             Dec. 31,         Dec. 31,
                                                              1998             1997
                                                           -----------      ------------

Springdale Bank & Trust, 10.25%, Monthly Int. Only         $    60,000      $    60,000
Maturity Date  6-21-97
Secured by Inventory and A/R
Current Portion of Long Term debt                          (    60,000)     (    60,000)
                                                           ------------     ------------

Long Term debt, less current portion                       $         0      $         0
                                                           ===========      ============



At December 31, 1998 the Company was in default on this note, however, on February 16, 1999 this note was renewed at 10 percent per annum with monthly payments of $ 500 interest only. The new note matures February 16, 2000.

Note-6:  Stockholders' Equity

Common Stock: At December 31, 1998 there were 30,000,000 shares authorized, 10,380,942 issued and outstanding at $ 0.001 per share par value. At December 31, 1997 there were 30,000,000 shares authorized, 9,024,045 shares issued and outstanding at $ 0.001 per share par value. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

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


SEE ACCOUNTANTS REPORT
                                       F-9

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1998 and the Twelve Months Ended December 31, 1997

Convertible Preferred Stock: At December 31, 1998 and 1997 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $
0.001 par value and is convertible for three shares of common stock.

Note-7:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a sizable loss for the year ended December 31, 1998 and has a deficit in working capital. Management has begun a plan to recapitalize the Company and to market new products. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

















SEE ACCOUNTANTS REPORT
                                      F-10

                            SUPPLEMENTAL INFORMATION

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1998 and
the Twelve Months Ended December 31, 1997
                                               Dec. 31,              Dec. 31,
                                                1998                  1997
                                         ---------------       ---------------
Operating Expenses
Accounting                                        22,111       $        18,416
Advertising                                        1,839                   400
Amortization                                       2,250                 1,650
Auto & Truck                                       6,214                 5,688
Bank Charges                                       3,029                    81
Depreciation                                       3,936                 3,383
Dues & Subscriptions                                  65                     0
Equipment Rental                                     224                     0
Insurance                                              0                   222
Legal Expense                                      7,507                 8,960
Miscellaneous                                      7,422                     0
Office Expense                                     5,953                13,048
Office Salaries                                   10,610                99,567
Payroll Tax Expense                                5,585                 7,617
Postage                                              832                    22
Rent                                              13,500                 9,091
Research and Development                          86,770                     0
Supplies                                           1,703                 9,882
Taxes & Licenses                                     351                     0
Telephone                                         13,235                16,506
Travel                                             2,237                10,341
Unemployment Taxes                                 1,746                 1,778
                                         ---------------       ---------------
                                         $       197,119       $       206,652

















SEE ACCOUNTANTS REPORT
                                      F-11