Form 10QSB
period 1999-03-31
AAROW ENVIRONMENTAL GROUP INC
filed 1999-05-17
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

     x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION

          PERIOD FORM _________ TO _______ .

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

Applicable only to corporate issuers

The number of outstanding of Common Stock as of May 13, 1999 was 10,380,942.



                         AAROW ENVIRONMENTAL GROUP, INC.

                    Index to Quarterly Report on Form 10-QSB

Part I -  FINANCIAL INFORMATION                                                                  Page
                                                                                                 ----


         Item 1.  Financial Statements

                  Unaudited Consolidated Balance Sheets
                      as of March 31, 1999 and December 31, 1998                                   3

                  Unaudited Consolidated Statements of Income for the Three Months
                           Ended March 31, 1999 and 1998                                           4

                  Unaudited Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 1999 and 1998                                           5

                  Notes to Unaudited Consolidated Financial Statements                             6

                  Supplemental Information                                                         9

         Item 2.  Management's Discussion and Analysis or Plan of Operation                       10

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               13

         Item 2.  Changes in Securities                                                           13

         Item 3.  Defaults Upon Senior Securities                                                 13

         Item 4.  Submission of Matters to a Vote of Security Holders                             13

         Item 5.  Other Information                                                               13

         Item 6.  Exhibits and Reports on Form 8-K                                                13





Part I - Financial Statements

Item 1.  Financial Statements

                         AAROW ENVIRONMENTAL GROUP, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                                                                        March           December
Assets                                                                                31, 1999          31, 1998
                                                                                    -------------    --------------

Current Assets:
Cash and Cash Equivalents                                                           $           0    $            0
Inventory                                                                                  32,400            32,400
                                                                                    -------------    --------------
                                                   Total Current Assets             $      32,400    $       32,400

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
                    depreciation of $ 14,921 and $ 13,937 respectively)                     7,175             8,159

Other Assets
Organization Costs (net of accumulated
         amortization of $ 3,038 and $ 2,925 respectively)                          $       1,462    $        1,575
Noncompete Covenant (net of accumulated
         amortization of $ 3,000 and $ 2,550 respectively)                                 15,000            15,450
                                                                                    -------------    --------------
                                                     TOTAL OTHER ASSETS             $      16,462    $       17,025
                                                                                    -------------    --------------

                                                           TOTAL ASSETS             $      56,037    $       57,584
                                                                                    =============    ==============

Liabilities and Stockholders Equity
Current Liabilities:
Bank Overdraft                                                                      $       3,500    $            0
Accounts Payable                                                                           50,436            41,142
Payroll Taxes Payable                                                                     115,609           103,496
Accrued Interest Payable                                                                   30,320            24,229
Judgment Payable                                                                           18,370            18,370
Short Term Notes                                                                          209,008           204,686
Accrued Salaries Payable                                                                   19,276                 0
Current Portion of Long Term Notes                                                         60,000            60,000
                                                                                    -------------    --------------
         TOTAL CURRENT LIABILITIES                                                  $     506,519    $      451,923

LONG TERM LIABILITIES                                                                           0                 0
                                                                                    -------------    --------------

         TOTAL LIABILITIES                                                          $     506,519    $      451,923

Stockholders Equity
Common Stock, $ 0.001 par value, 30,000,000 shares authorized,                      $      10,381    $       10,381
  10,380,942 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares                             3,000             3,000
  authorized, 3,000,000 shares issued and outstanding,
  one share convertible for three shares common
Paid in Capital                                                                           220,557           220,557
Retained Earnings                                                                   (     684,420)   (      628,277)
                                                                                    --------------   ---------------
TOTAL STOCKHOLDERS EQUITY                                                           ($    450,482)   ($     394,339)
                                                                                    --------------   --------------=

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                  $      56,037    $       57,584
                                                                                    =============    ==============



                  See notes to unaudited financial statements.



                         AAROW ENVIRONMENTAL GROUP, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                        March             March
                                                                                      31, 1999          31, 1998
                                                                                    -------------    --------------
Sales Income                                                                        $           0    $        8,163

Cost of Sales
Materials                                                                                       0             5,566
                                                                                    -------------    --------------

                                                           GROSS PROFIT             $           0    $        2,597

Operating Expenses                                                                         47,359            30,744
                                                                                    -------------    --------------

                                         INCOME/(LOSS)  FROM OPERATIONS             ($     47,359)   ($      28,147)

Other Income and (Expenses)
                                                       Interest Expense             ($      6,090)   ($       5,785)
                                                              Penalties             (       2,694)   (        2,283)
                                                                                    --------------   ---------------
Total Other Income and (Expenses)                                                   ($      8,784)   ($       8,068)
                                                                                    --------------   ---------------

                               INCOME/(LOSS) BEFORE EXTRAORDINARY ITEMS
                                                       AND INCOME TAXES             ($     56,143)   ($      36,215)
                                                                                    --------------   ---------------

         NET INCOME/(LOSS)                                                          ($     56,143)   ($      36,215)
                                                                                    ==============   ===============

WEIGHTED AVERAGE number of common stock
and common stock equivalents outstanding                                               19,380,942        18,243,987
                                                                                    =============    ==============

NET INCOME per common stock and
common stock equivalents                                                            ($       .003)   ($       .002)
                                                                                    ==============   ==============














                  See notes to unaudited financial statements.



                         AAROW ENVIRONMENTAL GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                                       March             March
                                                                     31, 1999          31, 1998
                                                                   -------------    --------------

   CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         ($     56,143)   ($     36,215)
   Adjustments to reconcile net loss to net cash provided
     by operating activities
Depreciation                                                                 984              984
Amortization                                                                 562              562
   (Increase) decrease in:
Accounts Receivable                                                            0            1,043
Inventory                                                                      0            3,625
   Increase (decrease) in:
Bank Overdraft                                                             3,500    (       2,186)
Accounts Payable                                                           9,294            5,716
Payroll Taxes Payable                                                     12,113            6,256
Accrued Salaries Payable                                                  19,276                0
Accrued Interest Payable                                                   6,091            5,785
                                                                   -------------    -------------
   NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES                                         ($      4,323)   ($     14,430)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                                           ($          0)   ($          0)

CASH FLOWS FROM FINANCING ACTIVITIES
New borrowings
   Short-Term                                                      $       4,323    $       2,230
Debt Reduction
Sale of Stock                                                                  0           12,200
                                                                   -------------    -------------
   NET CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES                                         $       4,323    $      14,430
                                                                   -------------    -------------

   NET INCREASE/(DECREASE) IN CASH                                 $           0    $           0

CASH AT BEGINNING OF PERIOD                                                    0                0
                                                                   -------------    -------------
   CASH AT END PERIOD                                              $           0    $           0
                                                                   =============    =============

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                      $       6,090    $       5,785













                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING

The financial statements of Aarow Environmental Group, Inc. (the "Company") at March 31, 1999, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred. The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. An independent accountant has not audited these financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10-KSB for the year ended December 31, 1998. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

INVENTORY

Inventory is carried at the lower of cost or market and consists of raw materials and ready to sell products.

PROPERTY AND EQUIPMENT

Property  and  Equipment  are  recorded at  acquisition  cost.  Depreciation  is computed using accelerated methods by charging against earnings amounts sufficient to amortize the cost of the related assets over their estimated useful lives.

INCOME TAXES

For income tax reporting and financial statement reporting at March 31, 1999, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes

Note 1: Property, Plant and Equipment

All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Note 2: Noncompete Covenant

On July 29, 1998 the Company entered into an agreement with Evergreen BioServices, Inc. whereby Evergreen grants Aarow the right to use Evergreen's name and reputation to exclusively market remediation throughout the U.S. and Mexican markets. Additionally, Evergreen agrees to work exclusively through Aarow and Evergreen agrees not to compete with Aarow. Evergreen will supply the engineering and technical support and will be responsible to accept or reject all proposals concerning remediation through Aarow. This agreement begins on July 29, 1998 and remains in effect for ten years at which time Aarow can renew one time for an additional ten years


                                                                                 March 31,             Dec. 31,
                                                                                   1999                  1998
                                                                             ----------------      ----------------

     Noncompete Covenant                                                     $         18,000      $         18,000
     Accumulated Amortization                                                (          3,000)     (          2,550)
                                                                             -----------------     -----------------
     Net Noncompete Covenant                                                 $         15,000      $         15,450
                                                                             ================      ================

Note 3: Judgment Payable

On October 2, 1998 a  judgment  was  entered  in the  Washington  County  Court,
Fayetteville,  AR,  against  the  Company.  This  judgment is in the amount of $
18,370 and accrues interest at the rate of 10 %.

Note 4:  Short-Term Notes

On September 15, 1998 the Company issued a series of short term notes in the amount of $ 5,000 each for a total of $ 55,000. Each note accrues interest at the rate of 8 % and is a single pay note originally due September 15, 1998.
These notes were  increased  and  extended to September  15,  1999.  In addition
20,000 shares of common stock and 100,000 common stock warrants were issued to each note holder. In case of default the note agreements call for the issuance of an additional 40,000 shares of common stock to each note holder.

One of the  shareholders who is also a Director and Officer loaned the Company $
2,230. This is an unsecured non-interest demand note.

Note 5: The company's Long-Term debt consists of the following:
                                                                                March. 31,             Dec. 31,
                                                                                   1999                  1998
                                                                             ----------------      ----------------
Springdale Bank & Trust, 10.0%, Monthly Int. Only                            $         60,000      $         60,000
Maturity Date Feb. 16, 2000
Secured by Inventory and A/R
Current Portion of Long Term debt                                            (         60,000)     (         60,000)
                                                                             -----------------     -----------------

Long Term debt, less current portion                                         $              0      $              0
                                                                             ================      ================


                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


Note 6:  Stockholders' Equity

Common Stock: At March 31, 1999 there were 30,000,000 shares authorized, 10,380,942 issued and outstanding at $ 0.001 per share par value. At December
31, 1998 there were 30,000,000 shares authorized, 10,380,942 issued and outstanding at $ 0.001 per share par value. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

Stock Warrants: There are 1,100,000 common stock warrants issued. Each common stock warrant permits the holder to purchase at any time from September 15, 1998 until September 15, 2002 one share of the Company's common stock at the initial exercise price of $ 0.50 per share. The common stock warrants are redeemable by the Company upon thirty days written notice to the holder, at $ 0.001 per warrant, conditioned upon the price of the common stock of the Company closing for fourteen consecutive business days above $ 2.00 per share.

Convertible Preferred Stock: At March 31, 1999 and December 31, 1998 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $ 0.001 par value and is convertible for three shares of common stock.

Note 7:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended March 31, 1999 and has a deficit in working capital. Management has begun a plan to recapitalize the Company and to market new products. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 8:  Earnings Per Share of Common Stock

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.

                         AAROW ENVIRONMENTAL GROUP, INC.
     SUPPLEMENTAL INFORMATION TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


SUPPLEMENTAL INFORMATION

                                                    March             March
                                                  31, 1999          31, 1998
                                                -------------    --------------
Operating Expenses
Accounting                                      $       1,500    $        4,514
Advertising                                               615                 0
Amortization                                              562               562
Auto & Truck                                                0               500
Bank Charges                                                0                20
Depreciation                                              984               984
Equipment Rental                                            0                92
Legal Fees                                                  0             1,494
Office Expense                                            975               800
Office Salaries                                        26,000            10,618
Payroll Tax Expense                                     2,695             1,248
Postage                                                     0               414
Rent                                                    2,750             3,000
Supplies                                                    0               230
Telephone                                               8,286             3,668
Travel                                                  2,992             2,600
                                                -------------    --------------
                                                $      47,359    $       30,744
                                                =============    ==============

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The  following  discussion  should  be read  in  conjunction  with  the
unaudited   consolidated   financial  statements  and  notes  thereto  appearing
elsewhere in this Report.

         Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, Inc.) ("RTA"), the former parent of Aarow Environmental (formerly Rain Forest - Moose, Ltd.), was incorporated in April 1980. The name of the Company was changed from Rain Forest - Moose, Ltd., to Aarow Environmental Group, Inc., on June 13, 1998. Since 1986, RTA became inactive and did not conduct any operations or activities through 1995 and, as of December 31, 1995, did not have any assets. Pursuant to an Agreement and Plan of Merger, dated February 23, 1996, RTA merged with and into Aarow Environmental as the surviving corporation. The merger of RTA with and into Aarow Environmental effectively changed the state of domicile of RTA to Nevada as a result of Aarow Environmental being the surviving corporation and was accounted for as a reorganization of entities under common control, which was recorded at historical cost. Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas"), was formed on March 15, 1994. Pursuant to a Plan of Reorganization and Agreement of Merger, dated March 5, 1996, RFM Arkansas merged with a wholly-owned subsidiary of the Company, and as the surviving corporation, RFM Arkansas became a wholly-owned subsidiary of the Company which was accounted for as a reverse acquisition of the Company by RFM Arkansas under the purchase method of accounting (the "RFM Arkansas Acquisition").

Results of Operations

         The following table sets forth selected results of operations for the three months ended March 31, 1999 and 1998, and the twelve months ended December 31, 1998 and 1997 which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.


                                          Three Months Ended March 31,                   For the Year Ended
                                     -----------------------------------------  ------------------------------------------
                                           1999                1998                  1998                 1997
                                     -------------------  --------------------  --------------------   -------------------
                                     Amount      Percent   Amount     Percent    Amount     Percent    Amount      Percent
                                     ---------   -------  ----------  --------  ---------   --------   ---------   -------

Sales Income                         $      0    100.00%  $   8,163     100.0%  $  26,242   262.42%    $  38,279   100.0%
                                     ---------   -------  ----------  --------  ---------    -------   ---------   ------
   Materials                         $      0      0.00%  $   5,566      68.2%  $  14,418    54.90%    $  20,815    54.4%
   Freight                                  0      0.00         0         0.0           0     0.0            198     0.5
                                     ---------   -------  ----------  --------  ---------    -------   ---------   ------
     Total Cost of Sales             $      0      0.00%  $   5,566      68.2%  $  14,418     54.90%   $  21,013    54.9%
                                     ---------   -------  ----------  --------  ---------    -------   ---------   ------
Gross Profit                         $      0      0.00%  $   2,597      31.8%  $  11,824     45.10%   $  17,266    45.1%
Operating Expenses                     47,359    473.59%     30,744     376.6%    197,119    751.16%     206,652   539.9%
                                     ---------   -------  ----------  --------  ----------   -------   ---------   ------
Income or (Loss) from Operations     $(47,359)   473.59%  $( 28,147)    344.8%  $(185,295)   706.10%   $(189,386)  494.8%
                                     ---------   -------  ----------  --------  ----------   -------   ----------  ------
Other Income and (Expenses)
   Interest Expense                  $( 6,090)    60.9%   $(  5,785)     70.90% $( 22,179)    84.50%   $(  7,036)   18.4%
   Penalties                         (  2,694)    26.94    (  2,283)     28.00     (7,722)    29.40     (  6,517)   17.0
                                      ---------  -------  ----------  --------- ----------  -------    ----------  ------

     Total Other Income and (Expense)$( 8,784)    87.84%  $(  8,068)     98.90% $(  29,901)  113.90%   $( 13,553)   35.4%
                                      ---------  -------  ----------  --------- -----------  -------   ----------  ------
Income (Loss) before extraordinary
   Items                             $(56,143)   561.43%  $( 36,215)    443.7%  $ (215,196)  820.00%   $( 202,939) 530.2%
Extraordinary Items
   Loss on Note Receivable           $      0      0.00%  $       0       0.0%  $       0      0.00%   $(  20,455)  53.4%
   Loss on Repossession                     0      0.00    (      0)      0.0           0      0.00     (   3,298)   8.6
   Casualty Loss                            0      0.00    (      0)      0.0           0      0.00     ( 119,181)  11.4
                                     ---------   ------- ----------   --------- ----------  --------   ----------  ------
Total Extraordinary Item             $      0      0.00%  $(      0)      0.0%  $       0      0.00%   $( 142,934) 373.4%
                                     ---------   ------- ----------   --------- ----------  --------   ----------  ------
Net Income or (Loss)                 $(56,143)   561.43%  $( 36,215)    443.7%  $(215,196)   820.00%   $( 345,873) 903.6%
                                     =========   =======  ==========  ========= ==========  ========   ==========  ======


         Comparison of the Three Months Ended March 31, 1999 and 1998

         Due to the  required  sales and  promotion  time for the  Animal  Waste
Machine there were no sales during the three months ended March 31, 1999. Therefore, sales income decreased to $ 0 in the three months ended March 31, 1999 (the "1999 Three-Month Period") from $ 8,163 for the three months ended March 31, 1998 (the "1998 Three- Month Period"). The decrease in sales income was due the fact that the purchase of an Animal Waste Machine requires a high initial investment. Also, this is new technology slowly growing acceptance. These factors are causing a large lag time between machine development and machine sales. The Company expects to have machine sales by the third quarter. The cost of sales decreased to $ 0 for the 1999 Three-Month Period from $ 5,566 for the 1998 Three-Month Period.

         Gross profit declined to $ 0 in the 1999 Three-Month Period, from $ 2,598 during the 1998 Three-Month Period. As a percent of sales income, gross profit decreased to 0 percent during the 1999 Three Month Period from 31.8 percent during the 1998 Three Month Period, which again is attributable to the long promotional time required for the Animal Waste Machine. The cost of materials as a percent of sales income decreased from 68.2 percent during the 1998 Three-Month Period to 0 percent during the 1999 Three-Month Period.

         Operating expenses increased to $ 47,359 (473.59 percent of sales income) in the 1999 Three Month Period from $ 30,744 (376.6 percent of sales income) in the 1998 Three Month Period, which was principally due to the increase in salaries from $ 10,618 during the 1998 Three Month Period to $ 26,000 during the 1999 Three Month Period, an increase of $ 15,382. Also, telephone expenses increased to $ 8,286 in the 1999 Three-Month Period from $ 3,668 in the 1998 Three-Month Period, an increase of 125.9 percent. This increase was attributable to the sales promotion of the Animal Waste Machine in the 1999 Three-Month Period, while during the 1998 Three-Month Period the Company's business activities were curtailed due to ongoing work to develop the Animal Waste Machine.

          The Company experienced a loss from operations of $ 47,359 during the 1999 Three-Month Period compared to a loss from operations of $ 28,147 in the 1998 Three-Month Period. The loss from operations in the 1999 Three-Month Period was 473.59 percent of sales income and 344.8 percent of sales income in the 1998 Three-Month Period.

         A net loss was sustained during the 1999 Three-Month Period of $ 56,143 compared to a loss of $ 36,215 during the 1998 Three-Month Period.

Quarterly Results of Operations

         The Company's operations have been severely affected by time devoted to the Animal Waste Machine. The Company expects to show significantly larger sales beginning in the third quarter with the placement of the first Animal Waste Machine. Because the general and administrative expenses associated with maintaining and adding to the Company's manufacturing and product distribution work force are relatively fixed over the short term, the Company's margins tend to increase in periods of higher sales volume and decrease in periods of lower sales volume. These effects are not always apparent because of the impact and timing of factors that are beyond the control of the Company. Nevertheless, the Company's results of operations for a particular calendar quarter may not be indicative of the results to be expected during other quarters.

         Income Taxes

         For income tax reporting and financial statement reporting at March 31, 1999 and 1998, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement expense giving rise to accrual of deferred income tax.

         Because of continuing losses the Company has not incurred any income tax expense.

Liquidity and Capital Resources

         The Company incurred a loss for the three months ended March 31, 1999 and had a deficit in working capital of $ 474,119. There can be no assurance that future cash flows from operations and availability of credit from vendors will be sufficient to implement management's business plan or that the Company will be successful in its efforts to implement such plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

         Due to the Company's lack of substantial equity, its working capital deficit and volume of sales, traditional bank lending facilities are not currently available. Historically, the Company financed its growth from borrowings and shareholder contributions and depended in part upon credit terms from its various vendors as a source of financing. Arrangements with such vendors have generally been informal, without specific agreements as to terms and payments. The availability of credit from vendors, or the terms of any such credit, cannot be assured. Because future cash flows and the availability of vendor credit or other financing are subject to a number of variables, there can be no assurance that the Company's cash flows and capital resources will be sufficient to enable the Company to service its outstanding debt and liabilities or to maintain currently planned levels of sales and product distribution.

         Net cash used by operating activities totaled $ 4,323 in the 1999 Three-Month Period, while net cash used by operating activities totaled $ 14,430 in the 1998 Three-Month Period. During the 1999 Three-Month Period, net cash flows provided by financing activities totaled $ 4,323, in comparison net cash flows used by financing activities totaled $ 14,430 during the 1998 Three-Month Period. During the 1999 and 1998 Three-Month Periods, the Company had no investing activities.

         Currently cash flows from operations are not sufficient to service its obligations under the various financing arrangements and maintain operations of the Company. Management of the Company has developed a plan to augment its capitalization in order to resume full marketing operations. However, there is no assurance that the Company will be successful in its efforts to implement its plan for additional capitalization and the resumption of full business operations.

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

                                            AAROW ENVIRONMENTAL GROUP, INC.,
                                            (Registrant)


                                            By: /s/ Lloyd W. Phillips
                                            ------------------------------------
                                                    Lloyd W. Phillips, President

Date:  May 14, 1999