Form 10QSB
period 1999-06-30
AAROW ENVIRONMENTAL GROUP INC
filed 1999-08-20
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

    x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

Applicable only to corporate issuers

The number of outstanding of Common Stock as of August 19, 1999  was 11,155,942



                         AAROW ENVIRONMENTAL GROUP, INC.

                    Index to Quarterly Report on Form 10-QSB

Part I -  FINANCIAL INFORMATION                                                               Page
                                                                                              ----

         Item 1.  Financial Statements

                  Unaudited Consolidated Balance Sheets
                      as of June 30, 1999 and December 31, 1998                                  3

                  Unaudited Consolidated Statements of Income for the Three Months
                      Ended June 30, 1999 and 1998                                               4

                  Unaudited Consolidated Statements of Cash Flows for the Three Months
                      Ended June 30, 1999 and 1998                                               5

                  Notes to Unaudited Consolidated Financial Statements                           6

                  Supplemental Information                                                       9

         Item 2.  Management's Discussion and Analysis or Plan of Operation                      10

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              13

         Item 2.  Changes in Securities                                                          13

         Item 3.  Defaults Upon Senior Securities                                                13

         Item 4.  Submission of Matters to a Vote of Security Holders                            13

         Item 5.  Other Information                                                              13

         Item 6.  Exhibits and Reports on Form 8-K                                               13





Part I - Financial Statements

Item 1.  Financial Statements

                         AAROW ENVIRONMENTAL GROUP, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                                                            June       December
Assets                                                                    30, 1999     31, 1998
                                                                          ---------    --------

Current Assets:
Cash and Cash Equivalents                                                 $      65    $       0
Inventory                                                                    32,400       32,400
                                                                          ---------    ---------
                                  Total Current Assets                    $  32,465    $  32,400

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
                    depreciation of $ 15,905 and $ 13,937 respectively)       6,191        8,159

Other Assets
Organization Costs (net of accumulated
         amortization of $ 3,450 and $ 2,925 respectively)                $   1,050    $   1,575
Noncompete Covenant (net of accumulated
         amortization of $ 3,450 and $ 2,550 respectively)                   14,550       15,450
                                                                          ---------    ---------
                                  TOTAL OTHER ASSETS                      $  15,900    $  17,025
                                                                          ---------    ---------
                                  TOTAL ASSETS                            $  54,556    $  57,584
                                                                          =========    =========

Liabilities and Stockholders Equity
Current Liabilities:
Accounts Payable                                                          $  51,265    $  41,142
Payroll Taxes Payable                                                       120,137      103,496
Accrued Interest Payable                                                     36,497       24,229
Judgment Payable                                                             18,370       18,370
Short Term Notes                                                            252,004      204,686
Accrued Salaries Payable                                                     19,276            0
Current Portion of Long Term Notes                                           60,000       60,000
                                                                          ---------    ---------
         TOTAL CURRENT LIABILITIES                                        $ 557,549    $ 451,923

LONG TERM LIABILITIES                                                             0            0
                                                                          ---------    ---------
         TOTAL LIABILITIES                                                $ 557,549    $ 451,923

Stockholders Equity
Common Stock, $ 0.001 par value, 30,000,000 shares authorized,            $  11,156    $  10,381
  11,155,942 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares               3,000        3,000
  authorized, 3,000,000 shares issued and outstanding,
  one share convertible for three shares common
Paid in Capital                                                             219,782      220,557
Retained Earnings                                                          (736,931)   ( 628,277)
                                                                          ---------    ---------
TOTAL STOCKHOLDERS EQUITY                                                 ($502,993)   ($394,339)
                                                                          ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                        $  54,556    $  57,584
                                                                          =========   =========





                  See notes to unaudited financial statements.



                         AAROW ENVIRONMENTAL GROUP, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
 For the Three Months Ended June 30, 1999, the Three Months Ended June 30, 1998, the Six Months Ended June 30, 1999 and the Six Months Ended June 30, 1998

                                                       Three Months   Three Months     Six Months     Six Months
                                                          6-30-99        6-30-98         6-30-99        6-30-98
                                                       ------------    ------------   ------------   ------------

Sales Income                                           $         0     $    18,079    $         0    $    28,290

Cost of Sales
Materials                                                        0          12,861              0         18,427
                                                       ------------    ------------   ------------   ------------

         GROSS PROFIT                                  $         0     $     5,218    $         0    $     7,815

Operating Expenses                                          42,950          76,427         90,308        107,170
                                                       ------------    ------------   ------------   ------------

         INCOME (LOSS) FROM OPERATIONS                 ($   42,950)    ($   71,209)   ($   90,308)   ($   99,355)

Other Income and (Expenses)
         Interest Expense                              ($    6,439)    ($    7,212)   ($   12,530)   ($   12,998)
         Penalties                                     (     3,122)    (     1,115)   (     5,817)   (     3,397)
                                                       ------------    ------------   ------------   ------------
Total Other Income and (Expenses)                      ($    9,561)    ($    8,327)   ($   18,347)   ($   16,395)
                                                       ------------    ------------   ------------   ------------

         NET INCOME (LOSS)                             ($   52,511)    ($   79,536)   ($  108,655)   ($  115,750)
                                                       ============    ============   ============   ============

WEIGHTED AVERAGE number of common stock
and common stock equivalents outstanding                20,155,942      18,318,904     20,155,942    18,318,904
                                                       ===========     ===========     ==========    ==========

NET INCOME (LOSS) per common stock and
common stock equivalents                               ($     .003)    ($    .004)    ($     .005)   ($     .006)
                                                       ============    ===========    ============   ============




                         AAROW ENVIRONMENTAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
    For Six Months Ended June 30, 1999 and the Six Months Ended June 30, 1998

                                                              Six Months        Six Months
                                                              June 30, 1999     June 30, 1998
                                                              -------------     -------------

         CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             ($108,655)         ($115,750)
     Adjustments to reconcile net loss to net cash provided
     by operating activities
Depreciation                                                      1,968              1,968
Amortization                                                      1,125              1,124
Extraordinary Items                                                   0                  0
     (Increase) decrease in:
Accounts Receivable                                                   0             (6,760)
Inventory                                                             0              1,762
     Increase (decrease) in:
Bank Overdraft                                                        0             (1,056)
Accounts Payable                                                 10,123             14,770
Payroll Taxes Payable                                            16,641             15,924
Accrued Salaries Payable                                         19,276                  0
Accrued Interest Payable                                         12,268              8,469
                                                              ---------          ---------
     NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES                                  ($ 47,254)         ($ 79,549)

CASH FLOWS FROM FINANCING ACTIVITIES
New borrowings
     Long-Term                                                $       0          $       0
     Short-Term                                                  47,319             46,884
Debt Reduction
     Long-Term                                                        0
     Sale of Stock                                                    0             32,665
                                                              ---------          ---------

     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                     $  47,319          $  79,549
                                                              ---------          ---------

     NET INCREASE IN CASH                                     $      65          $       0

CASH AT BEGINNING OF  THE PEROID                                      0                  0
                                                              ---------          ---------
     CASH AT END OF PERIOD                                    $      65          $       0
                                                              =========          =========

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                 $  12,530          $  12,998
                                                              =========          =========



                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING

The financial statements of Aarow Environmental Group, Inc. (the "Company") at June 30, 1999, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

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

INCOME TAXES

For income tax reporting and financial statement reporting at June 30, 1999, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes

Note 1:  Property, Plant and Equipment

All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

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

                                                June 30,            Dec. 31,
                                                 1999                1998
                                              -------------      -------------
     Noncompete Covenant                      $      18,000      $      18,000
     Accumulated Amortization                 (       3,450)     (       2,550)
                                              -------------      -------------
     Net Noncompete Covenant                  $      14,550      $      15,450
                                              =============      =============

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

One of the shareholders who is also a Director loaned the Company $ 2,230. This is an unsecured non interest demand note.

Note 5: The company's Long Term debt consists of the following:


                                                                  June 30,              Dec. 31,
                                                                    1999                  1998
                                                              ----------------      ----------------

Springdale Bank & Trust, 10.25%, Monthly Int. Only            $         60,000      $         60,000
Maturity Date  6-21-97
Secured by Inventory and A/R
Current Portion of Long Term debt                             (         60,000)     (         60,000)
                                                              ----------------      ----------------

Long Term debt, less current portion                          $              0      $              0
                                                              ================      ================

The following is a summary of principal maturities of long term debt during the next five years:

                  1999                                                  60,000                60,000



                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


Note 6:  Stockholders' Equity

Common Stock: At June 30, 1999 there were 30,000,000 shares authorized, 11,155,942 issued and outstanding at $ 0.001 per share par value. At December
31, 1998 there were 30,000,000 shares authorized, 10,380,942 issued and outstanding at $ 0.001 per share par value. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

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

Convertible Preferred Stock: At June 30, 1999 and December 31, 1998 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $ 0.001 par value and is convertible for three shares of common stock.

Note 7:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended June 30, 1999 and has a deficit in working capital. Management has a continuing plan to recapitalize the Company, reestablish the relationship with the distributors and development new products. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7:  Earnings Per Share of Common Stock

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.



                         AAROW ENVIRONMENTAL GROUP, INC.
     SUPPLEMENTAL INFORMATION TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


SUPPLEMENTAL INFORMATION

                                           Three Months   Three Months    Six Months     Six Months
                                             6-30-99        6-30-98         6-30-99        6-30-98
                                          -----------     -----------    -----------    -----------

Operating Expenses
Accounting                                $     3,200     $    10,546    $     4,700    $    15,060
Advertising                                         0               0            614              0
Amortization                                      563             562          1,125          1,124
Auto & Truck                                    4,085             251          4,085            750
Bank Charges                                    1,146           7,508          1,146          7,528
Credit Card Fees                                   72               0             72              0
Depreciation                                      984             984          1,968          1,968
Dues & Subscriptions                                0              65              0             65
Equipment Rental                                    0             132              0            224
Insurance                                         290               0            290              0
Legal Fees                                        290           4,140            290          4,892
Miscellaneous                                     168             196            168            196
Office Expense                                    234             709          1,209          1,509
Office Salaries                                 9,000          23,157         35,000         33,775
Payroll Tax Expense                               689           1,772          2,678          2,584
Postage                                             0               0              0            414
Professional Fees                                 822             959            822          1,702
Rent                                            1,500           6,000          4,250          9,000
Supplies                                        3,200             135          3,200            365
Taxes & Licenses                                  775             326            775            326
Telephone                                       2,580           6,478         10,866         10,146
Travel                                         12,983          11,697         15,975         14,297
Unemployment Taxes                                369             810          1,075          1,245
                                          -----------     -----------    -----------    -----------

        TOTAL OPERATING EXPENSES          $    42,950     $    76,427    $    90,308    $   107,170
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

Results of Operations

         The following table sets forth selected results of operations for the three months and six months ended June 30, 1999 and 1998 which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.



                                         Three Months Ended June 30,                Six Months Ended June 30,
                                          1999                1998                  1999                1998
                                    ------------------ ------------------    ------------------  -----------------
                                     Amount    Percent  Amount    Percent    Amount     Percent  Amount    Percent
                                    ---------  ------- ---------- -------    ---------  -------  --------- -------

Sales Income                        $      0   100.0%  $  18,079   100.0%    $       0   100.0%  $  26,242  100.0%
                                    ---------  -----   ---------- -------    ---------- -------  ---------- ------
Cost of Sales
   Materials                               0   1000%      12,861    71.1%            0   100.0%     18,427   70.2%
                                    ---------  -----   ---------- -------    ---------- -------  ---------- ------
Gross Profit                        $      0   100.0%  $   5,218    28.9%    $       0   100.0%  $   7,815   29.8%
Operating Expenses                    42,950   429.5%     76,427   422.7%       90,308   903.1%    107,170  408.4%
                                    ---------  -----   ---------- -------    ---------- -------  ---------- ------
Income or (Loss) from Operations    $(42,950)  429.5%  $( 71,209)  393.8%    $( 90,308)  903.1%  $( 99,355) 378.6%
                                    ---------  -----   ---------- -------    ---------- -------  ---------- ------
Other Income and (Expenses)
   Interest Expense                 $( 6,439)   64.4%  $(  7,212)    4.0%    $( 12,530)  125.3%  $( 12,998)  49.5%
   Penalties                         ( 3,122)   31.2%   (  1,115)    6.2%       (5,817)   58.2%   (  3,397)  12.9%
                                    ---------  -----   ---------- -------    ---------- -------  ---------- ------
   Total Other Income and (Expense) $( 9,561)   95.6%  $(  8,327)   10.2%    $( 18,347)  183.5%  $(16,395)   62.4%
                                    ---------  -----   ---------- -------    ---------- -------  ---------- ------

Net Income or (Loss)                $(52,511)  525.1%  $( 79,536)  440.0%    $(108,655) 1086.6%  $(115,750) 441.0%
                                    =========  ======  ========== =======    ========== =======  ========== ======


         Comparison of the Six Months Ended June 30, 1999 and 1998

         Sales income decreased to $ 0 in the six months ended June 30, 1999 (the "1999 Six Month Period") from $ 26,242 for the six months ended June 30, 1998 (the "1998 Six Month Period"), a decrease of $ 26,242 (a decrease of 100 percent). The decrease in sales income was due to the concentration of the business on the installation and set up of the first Aarowaste processor. The first processor was installed in Mid June. The cost of sales decreased to $ 0 for the 1999 Six Month Period from $ 18,427 for the 1998 Six Month Period, a decrease of $ 18,427 (a decrease of 100 percent).

         Gross profit declined to $ 0 in the 1999 Six Month Period, from $ 7,815 during the 1998 Six Month Period. As a percent of sales income, gross profit decreased to 0 percent during the 1999 Six Month Period from 29.8 percent during the 1998 Six Month Period, which was attributable to the lack of sales for the 1999 Six Month Period.

         Operating expenses decreased to $ 90,308 (903.1 percent of sales income) in the 1999 Six Month Period from $ 107,170 (408.4 percent of sales income) in the 1998 Six Month Period, which was principally due to a decrease in accounting fees from $ 15,060 during the 1998 Six Month Period to $ 4,700 during the 1999 Six Month Period, a decrease of $ 10,360. Also, bank charges decreased from $ 7,528 in the 1998 Six Month Period to $ 1,146 in the 1999 Six Month Period a decrease of $ 6,382. Legal expenses decreased from $ 4,892 in the 1998 Six Month Period to $ 290 in the 1999 Six Month Period a decrease of $ 4,602. Rent expense decreased from $ 9,000 in the 1998 Six Month Period to $ 4,250 in the 1999 Six Month Period a decrease of $ 4,750.

         The Company experienced a loss from operations of $ 108,655 during the 1999 Six Month Period compared to a loss from operations of $ 115,750 in the 1998 Six Month Period. The loss from operations in the 1999 Six Month Period was 1086.6 percent of sales income and 441.0 percent of sales income in the 1998 Six Month Period.

         During the 1999 Six Month Period the Company was engaged in the development of the sales and marketing plan for an animal waste processor unit for which the Company has secured exclusive worldwide marketing rights.
The Aarowaste processor, as it is called, is completed and ready for market.

A net loss was sustained during the 1999 Six Month Period of $ 108,655 compared to a loss of $ 115,750 during the 1998 Six Month Period.

Quarterly Results of Operations

During this three month period, management was restructured and significant time was devoted to solidifying the company's current financial operations and positioning itself to seek new product opportunities and to expand its marketing and sales efforts of existing product lines. Additionally, the Company entered into a Letter of Intent with Utica Publishing Corporation of Rogers, Arkansas. Under the terms of which, if completed and put into effect, the Company will purchase all of the issued and outstanding shares of Utica Publishing Corporation. The Company expects to complete this acquisition during the third quarter of 1999. If completed this acquisition will add two areas of operations and sales that will effectively use the current marketing resources of the Company. However, the Company may be unsuccessful in completing this acquisition during the third quarter or at any time in the foreseeable future.

         Income Taxes

         For income tax reporting and financial statement reporting at June 30, 1999 and 1998, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement expense giving rise to accrual of deferred income tax.

         Because of continuing losses the Company has not incurred any income tax expense.

Liquidity and Capital Resources

The Company incurred a loss for the three months ended June 30, 1999 and had a deficit in working capital of $ 525,084. Under new management, the Company began a plan to recapitalize the Company and to reestablish the relationships with its former distributors and channels of product distribution. However, there can be no assurance that future cash flows from operations and availability of credit from vendors will be sufficient to implement management's business plan or that the Company will be successful in its efforts to implement such plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

         Due to the Company's operating history, its lack of substantial equity, its working capital deficit and volume of sales, traditional bank lending facilities are not currently available. Historically, the Company financed its growth from borrowings and shareholder contributions and depended in part upon credit terms from its various vendors as a source of financing. Arrangements with such vendors have generally been informal, without specific agreements as to terms and payments. The availability of credit from vendors, or the terms of any such credit, cannot be assured. Because future cash flows and the availability of vendor credit or other financing are subject to a number of variables, there can be no assurance that the Company's cash flows and capital resources will be sufficient to enable the Company to service its outstanding debt and liabilities or to maintain currently planned levels of sales and product distribution.

         Net cash used by operating activities totaled $ 47,254 in the 1999 Six Month Period, while net cash used by operating activities totaled $ 79,549 in the 1998 Six Month Period. During the 1999 Six Month Period the Company experienced operating difficulties as a result of the lack of working capital following the August 8, 1996, casualty loss and the resulting operational decline and inactivity of the Company during the first calendar quarter of 1998. The Company also experienced inadequate management until the election of new management for the Company in March 1998. The new management for the Company began a plan to augment the capital of the Company and to resume full operations. However, there is no assurance that the Company will be successful in its efforts to implement its capital augmentation plan and the resumption of full business operations, including the reestablishment of its former channels of product distribution. During the 1999 Six Month Period, net cash flows provided by financing activities totaled $ 47,319, while, in comparison net cash flows provided by financing activities totaled $ 79,549 during the 1998 Six Month Period. During the 1999 and 1998 Six Month Periods, the Company had no investing activities.

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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc. and Rain Forest-Moose, Ltd., dated February 23, 1996.*

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

         4.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc. and Rain Forest-Moose, Ltd., dated February 23, 1996.*

         4.2 Plan of Reorganization and Agreement of Merger between Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., an Oklahoma corporation, Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996**.

         4.2 Certificate of the Powers Designation, Rights and Preferences for the Series I Convertible Preferred Stock of Rain Forest - Moose, Ltd., dated March 5, 1996.**

         4.3 Registration Rights Agreement between Rain Forest-Moose, Ltd. and Dan Pilkington, dated March 5, 1996.**

         10.1 Plan of Reorganization and Agreement of Merger between Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., an Oklahoma corporation, Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996.**

         10.2 Registration Rights Agreement between Rain Forest-Moose, Ltd. and Dan Pilkington, dated March 5, 1996.**

         27       Financial Data Schedule.
-----------
* Incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996. ** Incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

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

                                              AAROW ENVIRONMENTAL GROUP, INC.,
                                              (Registrant)


                                              By: /s/  Lloyd W. Phillips
                                              ---------------------------------
                                              Lloyd W. Phillips, President

Date:  August 20, 1999