Form 10QSB
period 1999-09-30
AAROW ENVIRONMENTAL GROUP INC
filed 1999-11-19
CIK 47968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                    ------------    ------------

Commission file number:  0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                       (Formerly RAIN FOREST-MOOSE, LTD.)
                 (Name of small business issuer in its charter)


               Nevada                                   73-1491593
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

             1505 W. Walnut
            Rogers, Arkansas                                 72756
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (501) 621-0044
                           ---------------------------
                           (Issuer's telephone number)

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

The number of outstanding of Common Stock as of November 16,  was 11,195,942

                         AAROW ENVIRONMENTAL GROUP, INC.

                    Index to Quarterly Report on Form 10-QSB

Part I -  FINANCIAL INFORMATION                                          Page
                                                                         ----

   Item 1.  Financial Statements

            Unaudited Consolidated Balance Sheets
                as of September 30, 1999 and December 31, 1998              3

            Unaudited Consolidated Statements of Income for the
                Three Months and Nine Months
                Ended September 30, 1999 and 1998                           4

            Unaudited Consolidated Statements of Cash Flows for
                the Nine Months Ended September 30, 1999 and 1998           5

            Notes to Unaudited Consolidated Financial Statements            6

            Supplemental Information                                       10

   Item 2.  Management's Discussion and Analysis or Plan of Operation      11

Part II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                              14

   Item 2.  Changes in Securities                                          14

   Item 3.  Defaults Upon Senior Securities                                14

   Item 4.  Submission of Matters to a Vote of Security Holders            14

   Item 5.  Other Information                                              14

   Item 6.  Exhibits and Reports on Form 8-K                               15



Part I - Financial Statements

Item 1.  Financial Statements

                         AAROW ENVIRONMENTAL GROUP, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    SEPTERMBER 30, 1999 AND DECEMBER 31, 1998
                                                                              September         December
Assets                                                                        30, 1999          31, 1998
                                                                            -------------    --------------
Current Assets:
Cash and Cash Equivalents                                                   $          19    $          526
Accounts Receivable                                                                 1,222             1,222
Inventory                                                                          35,520            35,520
                                                                            -------------    --------------
         TOTAL CURRENT ASSETS                                               $      36,761    $       37,268

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated
                  depreciation of $ 137,218 and $ 103,031 respectively)           165,415           199,602

Other Assets
Organization Costs (net of accumulated
         amortization of $ 3,600 and $ 2,925 respectively)                  $         900    $        1,575
Noncompete Covenant (net of accumulated
         amortization of $ 5,250 and $ 2,550 respectively)                         12,750            15,450
Intellectual Property (net of accumulated
         Amortization of $ 32,500 and $ 16,250)                                   292,500           308,750
                                                                            -------------    --------------
         TOTAL OTHER ASSETS                                                 $     306,150    $      325,775
                                                                            -------------    --------------
               TOTAL ASSETS                                                 $     508,326    $      562,645
                                                                            =============    ==============

Liabilities and Stockholders Equity
Current Liabilities:
Accounts Payable                                                            $      41,174    $       42,576
Payroll Taxes Payable                                                             120,137           103,496
Accrued Interest Payable                                                           36,497            24,229
Judgment Payable                                                                   18,370            18,370
Sales Tax Payable                                                                  12,879            12,879
Short Term Notes                                                                  252,004           204,686
Accrued Salaries Payable                                                           19,276                 0
Current Portion of Long Term Notes                                                 67,219            67,013
                                                                            -------------    --------------
         TOTAL CURRENT LIABILITIES                                          $     567,556    $      473,249

LONG TERM LIABILITIES                                                             125,647           131,126
                                                                            -------------    --------------

         TOTAL LIABILITIES                                                  $     693,203    $      604,375

Stockholders Equity
Common Stock, $ 0.001 par value, 30,000,000 shares authorized,              $     374,390    $      373,615
  11,195,942 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares                     3,000             3,000
  authorized, 3,000,000 shares issued and outstanding,
  one share convertible for three shares common
Paid in Capital                                                                   219,782           220,557
Retained Earnings                                                           (     782,049)   (      638,902)
                                                                            -------------    --------------
TOTAL STOCKHOLDERS EQUITY                                                   ($    184,877)   ($      41,730)
                                                                            -------------    --------------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                          $     508,326    $      562,645
                                                                            =============    ==============


                                       3
                  See notes to unaudited financial statements.




                         AAROW ENVIRONMENTAL GROUP, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
      For the Three Months Ended September 30, 1999, the Three Months Ended
      September 30, 1998, the Nine Months Ended September 30, 1999 and the
                      Nine Months Ended September 30, 1998

                                                       Three Months   Three Months     Nine Months    Nine Months
                                                          9-30-99        9-30-98         9-30-99        9-30-98
                                                       ------------   ------------    ------------   ------------
Sales Income                                           $    34,051    $     24,599    $    125,062   $    122,363

Cost of Sales
         Materials                                            3,462         13,856          20,431         43,979
                                                       ------------   ------------    ------------   ------------
Total Cost of Sales                                    $      3,462   $     13,856    $     20,431   $     43,979
                                                       ------------   ------------    ------------   ------------

         GROSS PROFIT                                  $     30,589   $     10,743    $    104,631   $     78,384

Operating Expenses                                           43,151        115,604         220,115        281,528
                                                       ------------   ------------    ------------   ------------

         INCOME (LOSS) FROM OPERATIONS                 ($    12,562)  ($   104,861)   ($   115,484)  ($   203,144)

Other Income and (Expenses)
         Interest Expense                              ($     3,105)  ($    13,969)   ($    21,846)  ($    26,967)
         Penalties                                     (          0)  (      1,701)   (      5,817)  (      5,098)
                                                       ------------   ------------    ------------   ------------
Total Other Income and (Expenses)                      ($     3,105)  ($    15,670)   ($    27,663)  ($    32,065)
                                                       ------------   ------------    ------------   ------------

         NET INCOME (LOSS)                             ($    15,667)  ($   120,531)   ($   143,147)  ($   235,209)
                                                       ============   ============    ============   ============

WEIGHTED AVERAGE number of common stock
and common stock equivalents outstanding                 20,195,942     20,780,942      20,195,942     20,780,942
                                                       ============   ============    ============   ============

NET INCOME (LOSS) per common stock and
common stock equivalents                               ($      .000)  ($      .006)   ($      .007)  ($      .011)
                                                       ============   ============    ============   ============








                                       4
                  See notes to unaudited financial statements.




                         AAROW ENVIRONMENTAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                For Nine Months Ended September 30, 1999 and the
                      Nine Months Ended September 30, 1998

                                                                    Nine Months         Nine Months
                                                                  Sept. 30, 1999      Sept. 30, 1998
                                                                  --------------      --------------
         CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                 ($     143,147)     ($     235,209)
     Adjustments to reconcile net loss to net cash provided
     by operating activities
Depreciation                                                              34,187              32,680
Amortization                                                              19,625              12,519
     (Increase) decrease in:
Accounts Receivable                                               (            0)     (          566)
Inventory                                                                      0      (          827)
     Increase (decrease) in:
Bank Overdraft                                                    (            0)     (        1,588)
Accounts Payable                                                  (        1,402)              3,863
Payroll Taxes Payable                                                     16,641      (        8,360)
Sales Taxes Payable                                                            0               8,511
Accrued Salaries Payable                                                  19,276                   0
Accrued Interest Payable                                                  12,268              10,654
                                                                  --------------      --------------
     NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES                                      ($      42,552)     ($     178,323)

     NET CASH USED BY INVESTING ACTIVITIES
Equipment Purchases                                               $            0      ($      43,402)

CASH FLOWS FROM FINANCING ACTIVITIES
New borrowings
     Long-Term                                                    $            0       $       7,978
     Short-Term                                                           47,319             162,984
Debt Reduction
     Long-Term                                                    (        5,274)     (       23,027)
     Proceeds from Sale of Common Stock                                                       32,665
     Stockholder/Partner's Cash Contribution                                                  41,253
                                                                  --------------      --------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                         $       42,045      $      221,853
                                                                  --------------      --------------

     NET INCREASE IN CASH                                         ($         507)     $          128

CASH AT BEGINNING OF  THE PEROID                                             526                  19
                                                                  --------------      --------------
     CASH AT END OF PERIOD                                        $           19      $          147
                                                                  ==============      ==============

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                     $       21,846      $       26,967
                                                                  ==============      ==============




                                       5
                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING

The financial statements of Aarow Environmental Group, Inc. (the "Company") at September 30, 1999, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. An independent accountant has not audited these financial statements.

The preparation of financial statements during interim periods requires management to make numerous estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are reviewed periodically and the effect of revisions is reflected in the results of operations of the interim periods in which changes are determined to be necessary.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10-KSB for the year ended December 31, 1998, and the unaudited restated consolidated financial statements and notes thereto included in the Company's Amended Form 8-K (dated September 2, 1999, filed November 16, 1999) for the six months ended June 30, 1999, June 30, 1998 and December 31, 1998. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

On September 2, 1999, Aarow acquired all of the issued and outstanding shares of Utica Publishing Corporation pursuant to the terms of a written Agreement for Stock Purchase dated September 2, 1999. Each share of Utica common stock was converted into 1.4 shares of Aarow common stock. Aarow issued approximately 1.4 million shares in exchange for all of the outstanding shares of Utica. The transaction was accounted for as a purchase.

Before merging with Aarow, both Aarow and Utica had December 31 fiscal year ends. Restated Aarow financial information for fiscal 1998 and earlier years was computed by adding financial information for corresponding quarters of Utica's fiscal year. Thus, the unaudited consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998 were derived by combining the results of operations of Aarow for the three and nine months ended September 30, 1999 and 1998, respectively, with the results of operations of Utica for the three and nine months ended September 30, 1999 and 1998, respectively. Combining the financial position of Aarow at December 31, 1998 with the financial position of Utica at December 31, 1998 derived the unaudited consolidated balance sheet at December 31, 1998. The unaudited consolidated statement of cash flows for the nine months ended September 30, 1998 was derived by combining the cash flows of Aarow for the nine months ended September 30, 1998 with the cash flows of Utica for the nine months ended September 30, 1998.

 INVENTORY

Inventory is carried at the lower of cost or market and consists of raw materials and ready to sell products.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

PROPERTY AND EQUIPMENT

Property  and  Equipment  are  recorded at  acquisition  cost.  Depreciation  is computed using accelerated methods by charging against earnings amounts sufficient to amortize the cost of the related assets over their estimated useful lives.

INCOME TAXES

For income tax reporting and financial statement reporting at September 30, 1999, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes

Note 1:  Property, Plant and Equipment

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

                                              Sept. 30,        Dec. 31,
                                                 1999            1998
                                             -----------     -----------
     Noncompete Covenant                     $    18,000     $    18,000
     Accumulated Amortization                (     5,250)    (     2,550)
                                             -----------     -----------
     Net Noncompete Covenant                 $    12,750     $    15,450
                                             ===========     ===========

Note 3:  Amortization of Intellectual Property

Intellectual property consists of two magazines acquired from a major stockholder in exchange for common stock. The intellectual property was recorded at market value at time of acquisition from the stockholder, which was less than the stockholder's cost. The two magazines are La Cronica, a bilingual monthly magazine (ISSN 1091-1928) and Arkansas Chronicle, an electronically distributed daily newsmagazine (ISN 1091-XXXX). La Cronica has published continuously since January, 1996. Arkansas Chronicle has functioned as a local wire service since
January, 1996. In April, 1998, work commenced, by the partners of Arkansas Chronicle/Copies Plus partnership, on developing and expanding Arkansas Chronicle and La Cronica as paid subscription, Internet electronic publications. The intellectual property is amortized using the straight-line method over 40 years.

                                              Sept. 30,        Dec. 31,
                                                 1999            1998
                                             -----------     -----------
     Intellectual Property                   $   325,000     $   325,000
     Accumulated Amortization                (    32,500)    (    16,250)
                                             -----------     -----------
     Net Intellectual Property               $   292,500     $   308,750
                                             ===========     ===========

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Note 4:  Judgment Payable

On October 2, 1997 a judgment was entered in the Washington County Court, Fayetteville, AR, against the Company. This judgment is in the amount of $ 18,370 and accrues interest at the rate of 10 %.

Note 5:  Short-Term Notes

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

One of the shareholders who is also a Director loaned the Company $ 2,230. This is an unsecured non interest demand note.

Note 6:  The company's Long Term debt consists of the following:

                                                       Sept. 30,      Dec. 31,
                                                          1999          1998
                                                      -----------   -----------
Springdale Bank & Trust, 10.25%, Monthly Int. Only     $   60,000    $   60,000
Maturity Date  6-21-97
Secured by Inventory and A/R

Farm Credit Services of Western Arkansas                  119,185       121,634
Interest 9.2%, $ 1,196.38 per month,
Maturity Date:  June 1, 2015
Secured by substantially all assets of the Company
And guaranteed by a major stockholder

First National Bank of Rogers, AR                           4,270         6,190
Interest 9.5%, $ 255.66 per month
Maturity Date: March 18, 2001
Secured by Equipment

First National Bank of Rogers, AR                           9,411        10,029
Interest 10.0%, $ 150.00 per month
Maturity Date: August 10, 2003
Secured by a Cannon Laser Copier Model 320

First National Bank of Rogers, AR                               0           286
Interest 10.0%, $ 161.32 per month
Maturity Date: Feb. 1, 1999
Secured by a Cannon Color Laser Copier 500


Current Portion of Long Term debt                     (    67,219)  (    67,013)
                                                      -----------   -----------

Long Term debt, less current portion                   $  125,647    $  131,126
                                                      ===========   ===========

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Note 6:  The company's Long Term debt consists of the following:-continued

The following is a summary of principal maturities of long term debt during the next five years:

         2000                                    $         67,219
         2001                                               7,559
         2002                                               6,735
         2003                                               5,756
         2004 and thereafter                              105,597

Note 7:  Stockholders' Equity

Common Stock: At September 30, 1999 there were 30,000,000 shares authorized, 11,195,942 issued and outstanding at $ 0.001 per share par value. At December
31, 1998 there were 30,000,000 shares authorized, 11,780,942 issued and outstanding at $ 0.001 per share par value this has been restated from previous reporting to include the additional 1.4 millions share issued in the merger with Utica Publishing Corporation. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

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

Convertible Preferred Stock: At September 30, 1999 and December 31, 1998 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $ 0.001 par value and is convertible for three shares of common stock.

Note 8:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended September 30, 1999 and has a deficit in working capital. Management has a continuing plan to recapitalize the Company, reestablish the relationship with the distributors and develop new products. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9:  Earnings Per Share of Common Stock

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.



                         AAROW ENVIRONMENTAL GROUP, INC.
     SUPPLEMENTAL INFORMATION TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


SUPPLEMENTAL INFORMATION

                                       Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                    ------------------------     ------------------------
                                       1999          1998           1999          1998
                                    ----------     ---------     ----------     ---------
Operating Expenses
Accounting                          $    5,000     $   2,888     $    9,700     $  18,085
Advertising                                  0         1,660            763         1,724
Amortization                             7,667         5,978         19,625        12,519
Auto & Truck                                84         4,842          6,425         8,960
Bank Charges                               309            79          2,355         8,005
Contract Labor                           9,125         6,974         47,710        23,698
Commissions                                  0         3,757            842         7,442
Credit Card Fees                            94            26            297           157
Donations                                    0            68              0            82
Depreciation                            13,055        16,966         34,187        32,680
Dues & Subscriptions                         0             0              0            65
Equipment Rental                             0             0              0           224
Insurance                                    0           929          1,577         2,244
Legal Fees                                   0           466          1,560         5,358
Miscellaneous                            1,411         4,498          1,640         6,447
Office Expense                               0         2,818          1,209         4,327
Office Salaries                              0        35,466         35,000        69,241
Payroll Tax Expense                          0         2,713          2,678         5,297
Postage                                     52           723             52         1,137
Professional Fees                            0           673            822         2,375
Rent                                     2,400         9,222         11,414        25,681
Repairs                                     45           382            735         2,193
Small Equipment                            713           180            713         1,208
Supplies                                     0         1,338          3,200         1,703
Taxes & Licenses                             0            27          1,319           765
Telephone                                3,196         9,024         18,752        20,112
Travel                                       0         3,406         16,465        18,053
Unemployment Taxes                           0           501          1,075         1,746
                                    ----------     ---------     ----------     ---------

      TOTAL OPERATING EXPENSES      $   43,151     $ 115,604     $  220,115     $ 281,528
                                    ==========     =========     ==========     =========





                                       10
                  See notes to unaudited financial statements.



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

Results of Operations

         The following table sets forth selected results of operations for the three months and nine months ended September 30, 1999 and 1998 which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                                 Three Months Ended Sept. 30,                  Nine Months Ended Sept. 30,
                                          ------------------------------------------   ------------------------------------------
                                                  1999                  1998                   1999                  1998
                                          --------------------  --------------------   --------------------  --------------------
                                            Amount    Percent     Amount    Percent      Amount    Percent     Amount    Percent
                                          ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
Sales Income                              $  34,051    100.0 %  $  24,599    100.0 %   $ 125,062    100.0 %  $ 122,363    100.0 %
Cost of Sales
  Materials                                   3,462     10.2 %     13,856     56.3 %      20,431     16.3 %     43,979     35.9 %
                                          ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
Gross Profit                              $  30,589     89.8 %  $  10,743     43.7 %   $ 104,631     83.7 %  $  78,384     64.1 %
Operating Expenses                           43,151    126.7 %    115,604    470.0 %     220,115    176.0 %    281,582    230.1 %
                                          ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------

Income or (Loss) from Operations         ($  12,562)    36.9 % ($ 104,861)   426.3 %  ($ 115,484)    92.3 % ($ 203,198)    166.0%

Other Income and (Expenses)
  Interest Expense                       ($   3,105)     9.1 % ($  13,969)    56.8 %  ($  21,846)    17.5 % ($  26,967)    22.0 %
  Penalties                              (        0)     0.0 % (    1,701)     6.9 %  (    5,817)     4.7 % (    5,098)     4.2 %
                                          ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
    Total Other Income and (Expense)     ($   3,105)     9.1 % ($  15,670)    63.7 %    ($27,663)    22.2 % ($  32,065)    26.2 %



Net Income or (Loss)                     ($  15,667)    46.0 % ($ 120,531)    490.0%   ($143,147)   114.5 % ($ 235,263)    192.2%
                                          =========  =========  =========  =========   =========  =========  =========  =========



         Comparison of the Nine Months Ended September 30, 1999 and 1998

         Sales income increased to $ 125,062 in the nine months ended September 30, 1999 (the "1999 Nine Month Period") from $ 122,363 for the nine months ended September 30, 1998 (the "1998 Nine Month Period"), an increase of $2,699 (an increase of 2.2 percent). The increase is all attributable to Utica operations, and is due to expansion of Utica's printing capabilities and in a small part to increased advertising revenues of its' weekly magazine, La Jornada de Arkansas. The cost of sales decreased to $ 20,431 for the 1999 Nine Month Period from $ 43,979 for the 1998 Nine Month Period, a decrease of $ 23,548 (a decrease of
53.5 percent). The decrease is attributable to lower paper cost and a change in suppliers.

         Gross profit increased to $ 104,631 in the 1999 Nine Month Period, from $ 78,384 during the 1998 Nine Month Period. As a percent of sales income, gross profit increased to 83.7 percent during the 1999 Nine Month Period from 64.1 percent during the 1998 Nine Month Period, which was attributable to the decreased cost of materials as a percent of sale, the cost of materials as a percent of sales income decreased from 35.9 percent during the 1998 Nine Month Period to 16.3 percent during the 1999 Nine Month Period.

         Operating expenses decreased to $ 220,115 (176.0 percent of sales income) in the 1999 Nine Month Period from $ 281,582 (230.1 percent of sales income) in the 1998 Nine Month Period, which was principally due to the decrease in office salaries from $ 69,241 during the 1998 Nine Month Period to $ 35,000 during the 1999 Nine Month Period, a decrease of 49.5 percent. Also, accounting expenses decreased from $ 18,085 in the 1998 Nine Month Period to $ 9,700 in the 1999 Nine Month Period a decrease of 46.4 percent. The accounting expense decreased because during the 1998 Nine Month Period extra accounting work was performed. Bank charges decreased from $ 8,005 in the 1998 Nine Month Period to $ 2,355 in the 1999 Nine Month Period a decrease of 239.9 percent. Rent expense decreased from $ 25,681 in the 1998 Nine Month Period to $ 11,414 in the 1999 Nine Month Period a decrease of 55.6 percent.

         The Company experienced a loss from operations of $ 115,484 during the 1999 Nine Month Period compared to a loss from operations of $ 203,198 in the 1998 Nine Month Period. The loss from operations in the 1999 Nine Month Period was 92.3 percent of sales income and 166 percent of sales income in the 1998 Nine Month Period.

         During the 1999 Nine Month Period the Company was engaged in the development of the sales and marketing plan for an animal waste processor unit for which the Company has secured exclusive worldwide marketing rights. The Aarowaste processor, as it is called, is completed and ready for market. The company is actively pursuing sales of the Aarowaste processor, development of other animal waste processing and marketing projects, and expanding of its' Utica publishing and printing operations.

A net loss was sustained during the 1999 Nine Month Period of $ 143,147 compared to a loss of $ 235,263 during the 1998 Nine Month Period. During the 1998 Nine Month Period, the Company issued 1,356,897 shares of common stock in the amount of $ 32,665, which was accounted for as a source of cash from financing activities. During the 1999 Nine Month Period there were no such issues of stock.

Quarterly Results of Operations

         During  the  third  quarter  of  1999,  the  company  consolidated  its management  in  preparation  for  commencing  its'  marketing  efforts  of  its'
bioremediation projects and accelerating its' marketing efforts for the Aarowaste processing system. The company continued to seek the best equipment components for its' overall processing system and identified locations for placement of the system. The company expects its' first sales of the system to be in the fourth quarter of 1999 or the first quarter of 2000.

Income Taxes

         For income tax reporting and financial statement reporting at September 30, 1999 and 1998, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement expense giving rise to accrual of deferred income tax.

         Because of continuing losses the Company has not incurred any income tax expense.

Liquidity and Capital Resources

         The Company incurred a loss for the nine months ended September 30, 1999 and had a deficit in working capital of $ 530,795. Under new management, the Company began a plan to recapitalize the Company and to reestablish the relationships with its former distributors and channels of product distribution. However, there can be no assurance that future cash flows from operations and availability of credit from vendors will be sufficient to implement management's business plan or that the Company will be successful in its efforts to implement such plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value.

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

         Net cash used by operating activities totaled $ 42,552 in the 1999 Nine Month Period, while net cash used by operating activities totaled $ 178,323 in the 1998 Nine Month Period. The new management for the Company began a plan to augment the capital of the Company and to resume full operations. However, there is no assurance that the Company will be successful in its efforts to implement its capital augmentation plan and the resumption of full business operations, including the reestablishment of its former channels of product distribution. During the 1999 Nine Month Period, net cash flows provided by financing activities totaled $ 42,045, while, in comparison net cash flows provided by financing activities totaled $ 221,853 during the 1998 Nine Month Period. During the 1999 Nine Month Period, the Company had no investing activities compared to $ 43,402 during the 1998 Nine Month Period.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         2.1      Agreement  and  Plan  of  Merger  between Rendezvous Trails of
                  America,  Inc.  and   Rain   Forest  -  Moose,   Ltd.,   dated
                  February 23, 1996.*

         2.1.1    Agreement for Stock Purchase dated September 2, 1999   between
                  Aarow Environmental   Group,   Inc.   and   Utica   Publishing
                  Corporation.***

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

         27       Financial Data Schedule.
    ---------

* Incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.
** Incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.
*** Incorporated by reference to Form 8-K,  dated  September 2, 1999, filed with the Commission on September 15, 1999 and amended by Form 8-KA on November 16, 1999.


(b)      Reports on Form 8-K

         The company filed a Form 8-K on September 15, 1999 reporting its' acquisition of Utica Publishing Corporation by a stock purchase. That Form 8-K is incorporated by reference herein.


SIGNATURES

         In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AAROW ENVIRONMENTAL GROUP, INC.,
                                             (Registrant)


                                              By: /s/  D. Frederick Shefte
                                                  ------------------------------
                                                  D. Frederick Shefte, President

Date:  November 19, 1998