Form 10KSB
period 1999-12-31
AAROW ENVIRONMENTAL GROUP INC
filed 2000-04-14
CIK 47968

U.S. SECRUITIES AND EXCHANGE COMMSSION
                             Washington, D.C. 20549
                                   Form 10-KSB

X Annual report under section13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

     Transaction report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to ________. Commission file number: 0-6292

                         AAROW ENVIRONMENTAL GROUP, INC.
                       (Formerly RAIN FOREST-MOOSE, LTD.)
                 (Name of small business issuer in its charter)

                Nevada                                     71-0752569
(State or other  jurisdiction of              (IRS Employer  Identification No.)
 incorporation or  organization)

                  1505 Walnut
                  Rogers, Arkansas                              72756
    (Address of principal executive offices)                 (Zip Code)
     Issuer's telephone number: (501) 621-0044

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and nondisclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year was $ 133,688.

The voting stock is not trading or quoted; therefore, the aggregate market value of the voting stock held by nonaffiliates based upon the average bid and asked prices is not available or determinable.

The number of outstanding of Common Stock as of March 27, 2000, was 17,398,561.

                     Transitional Small Business Disclosure
                               Format (Check one):
                                    Yes   No X

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I                                                                       -1-
Item 1. Description of Business                                              -1-
         General                                                             -1-
         Background                                                          -1-
                  Reincorporation Merger                                     -1-
                  RFM Arkansas Acquisition                                   -1-
         Purchase of Utica Publishing Corporation                            -2-
         Business -2-
         Marketing                                                           -2-
         Contractual Arrangements                                            -2-
         Competition                                                         -3-
         Government Regulation                                               -3-
         Environmental Matters                                               -4-
         Employees.                                                          -4-
         Deferred Compensation                                               -4-
Item 2.  Description of Property                                             -4-
Item 3.  Legal Proceedings                                                   -4-
Item 4.  Submission of Matters to a Vote of Security Holders                 -4-

Part II                                                                      -5-
Item 5.  Market for Common Equity and Related Stockholders Matters           -5-
Item 6.  Management's Discussion and Analysis or Plan of Operation           -5-
         Results of Operations                                               -6-
         Liquidity and Capital Resources                                     -7-
Item 7.  Financial Statements                                                -8-
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                -8-
Part III                                                                     -8-
Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   -8-
Item 10.   Executive Compensation                                            -9-
           Compensation of Directors                                        -10-
           Stock Option Plan                                                 10-
           Officer and Director Liability                                   -10-
Item 11.   Security Ownership of Certain Beneficial Owners and Management   -11-
Item 12.   Certain Relationships and Related Transactions                   -11-
Item 13.   Exhibits and Reports on Form 8-K                                 -11-
(a)      Exhibits                                                           -12-
(b)      Reports on Form 8-K                                                -12-

Part I

Item 1.  Description of Business.

General

    Aarow Environmental Group, Inc., a Nevada corporation (the "Company" or "Aarow Environmental"), though its wholly-owned subsidiary, Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas"), develops, manufactures, markets and distributes a core of products and services which address specific environmental issues. These issues are: (1) Soil and Groundwater Remediation with an emphasis on bioremediation (a form of remediation which utilizes microbial bacteria to digest harmful contaminants.) (2) Animal Waste Management through the development of and exclusive marketing of a newly designed processing machine that will tackle most of the problems associated with animal waste. (3) Manufacture and marketing of Organic Fertilizer.

    In addition, Aarow acquired Utica Publishing Corporation ("Utica") on September 2, 1999. Utica operates as a wholly owned subsidiary of Aarow. Utica operates a general commercial printing and copying business and publishes two Spanish language magazines in Northwest Arkansas.

    The executive offices of Aarow and Utica are located at 1505 Walnut, Rogers, Arkansas, 72756, and the telephone number of Aarow Environmental is (501) 621-0044.

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

    Purchase of Utica Publishing Corporation. Aarow purchased Utica Publishing Corporation ("Utica") in a stock for stock purchase transaction concluded on September 2, 1999. That purchase was reported on Form 8-K filed Sept. 17, 1999, amended on Nov. 19, 1999 and incorporated herein by this reference.

Business

    After its re-incorporation merger as discussed above, Aarow has concentrated its business on research and development in areas addressing the following specific environmental issues.

    Soil and Groundwater Remediation with an emphasis on bioremediation (a form of remediation which utilizes microbial bacteria to digest harmful contaminants.) The Company has combined this with its Aarozorb products, which are environmentally preferred absorbent products.

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

    Aarow is no longer pursuing its Aarowzorb product line or fuel and fluid management.

     Aarow has entered into agreements with Steele Distributing Company for sale of organic fertilizer in the overseas, international market and with OrganiCal Partners for a royalty agreement for use of OrganiCal's name, product names and assistance in manufacture and marketing of organic fertilizer.

Marketing

    The Company markets its products directly to consumers through the Company's marketing personnel and its exclusive agreement with Steele Distributing Company.

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

    Aarow has entered into agreements with Steele Distributing Company for sale of organic fertilizer in the overseas, international market and with OrganiCal Partners for a royalty agreement for use of OrganiCal's name, product names and assistance in manufacture and marketing of organic fertilizer.

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

Government Regulation

    The operations of the Company are subject to various federal, state and local regulations which affect businesses generally, such as taxes, postal regulations, labor law, and environmental and zoning regulations and ordinances. Aarow's organic fertilizer product is required to be licensed for sale in the states in which it is sold or produced.

Environmental Matters

    Environmental standards must be met by the Company when doing Soil and Groundwater Remediation. When a cleanup site is finished it must be certified by the appropriate governmental agency.

Employees

    Prior to May 12, 1997, the Company had six full-time employees, of which two were employed in manufacturing, and four were employed in sales, marketing and administrative positions, none of which were represented by a labor organization. On May 12, 1997, a new President and Secretary were elected for the Company and the total number of employees was reduced to 3. Lloyd Philips resigned as president and Tommy Philips resigned as Secretary and Treasurer on September 2, 1999. D. Frederick Shefte was elected president and treasurer and Sam D. Yates was elected secretary on September 2, 1999. The company has no other employees.

Deferred Compensation

1. Stanley L. Sisemore claims $65,000 of deferred compensation from Aarow for prior years services.
2. Jim Bolt and Sam Yates are parties to a purported deferred compensation agreement with Utica Publishing Company. Neither has presented or made any claim to the management of Utica or Aarow under such plan. However, such claims are contingent liabilities in the amount of $36,650 for Yates and $29,732 for Bolt.

Item 2.  Description of Property.

    The Company shares its executive offices at 1505 Walnut, Rogers, Arkansas with its wholly owned subsidiary, Utica Publishing Corporation.

Item 3.  Legal Proceedings

    On October 2, 1997 a judgment was entered in the Washington County Court, Fayetteville, AR, against the Company. This judgment is in the amount of $ 18,370 and accrues interest at the rate of 10 %.

    On March 19, 1997 a judgment was entered in the Sebastian County Court, Arkansas against the company in the amount of $8,522, which amount accrues interest from that date at the rate of 10% per annum.

    On June 9, 1997 a judgment was entered in the Travis County Court, Texas against the company in the amount of $12,890, which amount accrues interest from that date at the rate of 10% per annum.

Item 4.  Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year ended December 31, 1999, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for Common Equity and Related Stockholders Matters.

    The Company's Common Stock is traded on the over the counter bulletin board under the symbol of AARO. On March 27, 2000, there were approximately 1,220 holders of the Company's Common Stock.

    The Company's dividend policy is to retain its earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. The Company's future earnings and cash flow currently are dependent principally upon the operating results of Aarow Environmental Group, Inc. and its wholly owned subsidiary Utica Publishing Corporation; and such dependency may continue indefinitely in the future.

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

    Aarow acquired Utica Publishing Corporation ("Utica") on September 2, 1999. Utica operates as a wholly owned subsidiary of Aarow. Utica operates a general commercial printing and copying business and publishes two Spanish language magazines in Northwest Arkansas.



Results of Operations

    The following table sets forth selected results of operations for the fiscal year ended December 31, 1999, and December 31, 1998, which are derived from the audited financial statements of Aarow Environmental Group, Inc. See "Item 1.
Description of  Business-Background-RFM  Arkansas Acquisition." The December 31,
1998 financial statements have been restated to report the financial condition of Aarow as if the acquisition of Utica had occurred on Jan. 1, 1998 and therefore reports the combined operations and financial position of Aarow and Utica at December 31, 1998.

                                               For the Fiscal Year Ended       For the Fiscal Year Ended
                                                    December 31, 1999               December 31, 1998
                                                    Amount     Percent             Amount      Percent
                                                  ---------    -------            --------     -------
Sales income                                      $ 133,688    100.00%            $138,116     100.00%
                                                  ---------    -------            --------     -------
Cost of Sales:
    Materials                                     $  29,970      22.4%             $ 42,038      30.4%
    Outside Printing                                    572       0.4%                3,323       2.4%
                                                  ---------    -------             --------     ------
    Total Cost of Sales                           $  30,542      22.8%             $ 45,361      32.8%
                                                  ---------    -------             --------     ------
Gross Profit                                      $ 103,146      77.2%             $ 92,755      67.2%
                                                  ---------    -------             --------     ------
Operating Expenses                                $ 467,114     349.4%             $329,327     238.4%
                                                  ---------    -------             --------     ------
Income or (loss) from operations                  ($363,968)    272.2%            ($236,572)    171.2%
                                                  ----------   -------             --------     ------
Other Income and (expense);
    Interest Expense                              ($ 16,508)     12.3%             ($36,561)     26.5%
    Payroll Tax Penalties and Interest            (   5,817)      4.4%             (  7,722)      5.6%
    Interest Income                                      37       0.0%             (      0)      0.0%
                                                  ---------    -------             --------     ------
         Total other income and (expense)         ($ 22,288)     16.7%             ($44,283)     32.1%
                                                  ---------    -------             --------     ------
Net Income or (Loss)                              ($386,256)    288.9%            ($280,855)    203.3%
                                                  =========    =======             ========     ======

WEIGHTED AVERAGE number of
common stock and common stock
equivalents outstanding                           25,385,457                      19,718,904
                                                  ==========                      ==========

NET INCOME (LOSS) per common stock
and common stock equivalents                      ($    .015)                     ($   .014)
                                                  ==========                      ==========


         Comparison of Fiscal 1999 and 1998

    Sales income decreased to $ 133,688 in 1999 from $ 138,116 for 1998, a decrease of 3.2 percent. The decrease in sales was primarily due to decreased operations during the time of acquisition of Utica. The decreased sales during 1999 resulted in total costs of sales decreasing to $ 30,542 in 1999, compared to $ 45,361 for 1998, a decrease of 32.7 percent. The decrease in total cost of sales resulted from a 28.7 percent decrease in the cost of materials from $ 42,038 in 1998, to $ 29,970 in 1999, and a 82.8 percent decrease in the cost of Outside Printing from $ 3,323 in 1998 to $ 572 in 1999. Gross profit increased
11.2 percent from $ 92,755 in 1998 to $ 103,146 in 1999.

    Operating expenses increased from $ 329,327 in 1998 to $ 467,114 for 1999, a
41.8 percent increase. The increase in operating expenses was the result of increased payroll due to the adoption of the deferred compensation plan related to the acquisition of Utica.

    The Company experienced a $ 363,968 loss from operations in 1999 as compared to a $ 236,572 loss from operations in 1998.

    Interest  expense  decreased  from $ 36,561 in 1998 to $ 16,508  in 1999,  a
121.5 percent decrease. Payroll tax penalties and interest decreased to $ 5,817 in 1999 from $ 7,722 in 1998, a 24.7 percent decrease. Such items combined with a $ 363,968 loss from operations resulted in a $ 386,256 loss for 1999 as compared with a loss of $ 280,855 for 1998.

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

    Employment Taxes

    The company has a liability for employment taxes, including penalties and interest, of $55,046.30 plus interest from February 18, 2000.

Liquidity and Capital Resources

    Historically, Aarow Environmental Group, Inc. has financed its growth from borrowing and shareholder contributions. Net cash used by operating activities totaled $ 90,904 in 1999, as compared with net cash used by operating activities totaling $ 180,378 in 1998. As of December 31, 1999, the Company had a working capital deficit of $ 807,235, compared to a working capital deficit of $ 435,981, at December 31, 1998.

    During 1997, the Company experienced a period of inadequate management until the election of new management for the Company on May12, 1997. At that time, the new Management for the Company began a plan to recapitalize the Company and to reestablish the relationships with its distributors.

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

     During 1999 the Company restructured its management in conjunction with its acquisition of Utica Publishing Corporation. During 1999 the company issued $75,000 of secured debenture loan documents to finance continuing operations and sought additional loan financing. During 1999 the company has concentrated its efforts on operation of Utica and commencing its organic fertilizer sales.

     The Company continues to have $55,000 of promissory notes outstanding in $5,000 increments. Those notes, with accrued interest, are now past due and in default.

    As of December 31, 1998, Aarow Environmental Group, Inc. had one loan from Springdale Bank & Trust Company (the "Bank"), which was secured by inventory and accounts receivable, bears interest at 10.25 percent per annum. At December 31, 1998, the outstanding principal balance of this loan was $ 60,000. This note has an original due date of June 21, 1997 and at December 31, 1998 the Company was in default. On February 16, 1999 this note was renewed at 10 percent per annum with monthly payments of $ 500 interest only. The new note matures February 16, 2000. As of April 12, 2000, the note has not been paid and is in default as to principal and interest.

Item 7.  Financial Statements

    The response to this Item is set forth herein in a separate section of this Report, beginning on page F-2

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There have been no disagreements of the type required to be reported under this Item between management of the Company and its independent accountant during 1999 and 1998.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

    The  following  table sets  forth-certain  information  with respect to each current and presently serving executive officer and director of Aarow Environmental Group, Inc. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting and until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company authorize the Board of Directors to be constituted of not less than one and such number as the Board of Directors may from time to time determine by resolution or election. The Board currently consists of three members.

Name                           Age             Position with Aarow
----                           ---                Environmental
                                               --------------------
D. Frederick Shefte             53             President, Chief Executive
                                               Officer, Treasurer and Director


Sam Yates                       48             Executive Vice President
                                               Secretary and  Director

Stan Sisemore(1)                53             Vice President
                                               and Director

--------------------------------------------------------------------------------
(1) As holder of all of the outstanding Series I Convertible Preferred Stock, Mr. Phillips in combination with Mr. Sisemore and Mr. Martin hold approximately 55.7 percent of the outstanding voting rights of the shareholders of the Company. Therefore, Mr. Phillips, Mr. Martin and Mr. Sisemore acting in unison may be able to elect all members of the Board of Directors of the Company. See"Item 11. Security Ownership of Certain Beneficial Owners and Management."

    The executive officers of the Company devote their full-time to the Company's business.

    The following is a brief description of the business background of the executive officers and directors of the Aarow Environmental Group, Inc.

    D. Frederick Shefte was elected president of Aarow Environmental Group on September 2, 1999. He was elected a member of the Board of Directors on the same date. Mr. Shefte is a principal of OrganiCal Partners and is president of CalArk Enterprises, Inc. He practiced law in California for a number of years.

    Sam Yates was elected as a director and as Executive Vice President and Secretary on September 2, 1999. Mr. Yates is president of Utica Publishing Corporation. Mr. Yates background is in health care administration.

    Stan Sisemore (1) was Chairman of the Board, President, Chief Executive Office, and a Director of the Company from May 12, 1997 to March 31, 1999. Currently Mr. Sisemore is serving in the capacity of Vice President and Director. Mr. Sisemore also serves as a member of the Stock Option Committee. From April 1991 until April 1995, Mr. Sisemore served as Executive Vice President of Magnadyne Industries, Inc., a company holding over 25 patents related to Magnetic D.C. Motor technology and Magnetic Energy. He is also a stockholder in Magnadyne. Mr. Sisemore has been involved in marketing and manufacturing for twenty years and has been involved in product development for the past ten years. During his employment with the Company he has been involved in the development of the absorbent program for the Company.

    During 1996 and until his removal in March 1997, Dan Pilkington, the former president, held the positions of Chairman of the Board, President and Chief Executive Officer of the Company.

     Lloyd Phillips (1) was president and Chairman of the Board of Directors until his resignation on September 2, 1999.

(1) Mr. Phillips in combination with Mr. Sisemore and Mr. Jeff Martin hold approximately 54 percent of the outstanding voting rights of the shareholders of the Company. Therefore, Mr. Phillips, Mr. Martin and Mr. Sisemore acting in unison may be able to elect all members of the Board of Directors of the Company. See"Item 11. Security Ownership of Certain Beneficial Owners and Management."

Item 10. Executive Compensation

    The following table sets forth-certain information with respect to the total cash compensation, paid or accrued, of the President of the Company and each of the executive officers that received compensation in excess of $100,000 during 1998. Because Rendezvous Trails of America, Inc. (the former parent of Aarow Environmental) was inactive during 1993 through 1996, its President and other executive officers were not paid any executive compensation nor was any accrued during such years. The company filed an S-8 registration form during 1999 to compensate officers for their services.
                                             Annual Compensation
                                             -------------------
                                                                    All Other
Name and Principal Position      Year    Salary(1)      Bonus(2)  Compensation
---------------------------      ----    --------      --------   ------------
Stanley L. Sisemore              1998    $ 21,000      $      0   $          0
  Vice President and Director    1999    $ 45,000      $      0   $          0

D. Frederick Shefte              1999    $  7,800      $      0   $          0
  President and Director

Sam Yates                        1998    $ 45,000      $      0   $          0
  Secretary and Director         1997    $      0      $      0   $          0

------------------------------
(1) Dollar value of base salary (both cash and non-cash) earned during the year.
(2) Dollar value of bonus (both cash and non-cash) earned during the year.

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


                                         Series I Convertible
                                             Preferred Stock                Common Stock
                                           -------------------            ----------------
                                        Shares          Percent of   Shares         Percent of
                                        Beneficially    Share        Beneficially   Share
          Owned                         Outstanding     Owned        Ownership
          -----                         ------------    ----------   ------------   ----------
Name and Address of Beneficial Owner
Stanley L. Sisemore(1)                       900,000         50.0%      1,440,000         7.4%
Jeff Martin(1)                                     0          0.0%        250,000         1.3%
Lloyd W. Phillips(1)                         900,000         50.0%      9,100,000        47.0%
D. Frederick Shefte                                                       140,874
Sam D. Yates                                                              523,000         2.0%


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

    D. Frederick Shefte, the president of Aarow is a principal of OrganiCal Partners. OrganiCal has entered into a contract with Aarow concerning Aarow's organic fertilizer business. Mr. Shefte is also the president of CalArk Enterprises, Inc., which produces one of the ingredients of OrganiCal's and Aarow's organic fertilizer. Mr. Shefte has not received compensation or remuneration from either transaction or relationship.

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

-----------------------------------------

o  Incorporated by reference to Form 10-KSB dated March 8, 1996

(b) Reports on Form 8-K

   There was an amended Form 8-K filed with the Commission on November 19, 1999.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AAROW ENVIRONMENTAL GROUP, INC.
                                             (Registrant)

                                         By: /s/  D. Frederick Shefte
                                            ------------------------------
                                                  D. Frederick Shefte, President

Date: April 13, 2000


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name              Title                                      Date
        ----              -----                                      ----
/s/  D. Fredrick Shefte  President, Treasurer and Director        April 13, 2000
-----------------------
     D. Fredrick Shefte

/s/  Sammy D. Yates      Secretary
-----------------------  and Chairman of the Board of Directors   April 13, 2000
     Sammy D. Yates

/s/  Stan Sisemore       Vice President                           April 13, 2000
-----------------------  and Director
     Stan Sisemore

                          INDEX TO FINANCIAL STATEMENTS

AAROW ENVIRONMENTAL GROUP, INC.

  Independent Auditors Report                                                F-2

  Balance Sheet, December 31,1999 and 1998                                   F-3

  Statements of Income and Retained Earnings for the Twelve Months
  Ended December 31, 1999 and the Twelve Months Ended December 31, 1998      F-5

  Statements of Cash Flows for the Twelve Months Ended December 31, 1999
  and the Twelve Months Ended December 31, 1998                              F-6

  Notes to Financial Statements                                              F-7

  Supplemental Information                                                  F-11

                           INDEPENDENT AUDITORS REPORT



To the Board of Directors
and Stockholders of
Aarow Environmental Group, Inc.
Rogers, AR


I have audited the accompanying balance sheets of Aarow Environmental Group, Inc. (a public corporation) as of December 31, 1999 and December 31, 1998 and the related statements of income and retained earnings, cash flows, and supplemental information for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aarow Environmental Group, Inc. as of December 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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






Springdale, AR
April 10, 2000



AAROW ENVIRONMENTAL GROUP, INC.
BALANCE SHEET
As of December 31, 1999 and December 31, 1998
                                                                          Dec. 31,   Dec. 31,
Assets                                                                     1999       1998
                                                                          --------   --------
Current Assets:
Cash and Cash Equivalents                                                 $  1,248   $    526
Accounts Receivable                                                          3,376      1,222
Inventory                                                                   13,508     35,520
                                                                          --------   --------
                     TOTAL CURRENT ASSETS                                 $ 18,132   $ 37,268

PROPERTY, PLANT AND EQUIPMENT (net of  accumulated                         154,641    199,602
                  depreciation of $ 147,992 and $ 103,031 respectively)

Other Assets
Organization Costs (net of accumulated
         amortization of  $ 3,825 and $ 2,925 respectively)               $    675   $  1,575
Noncompete Covenant (net of accumulated
         amortization of $ 6,150 and $ 2,550 respectively)                  11,850     15,450
Intellectual Property (net of accumulated
         Amortization of $ 37,917 and $ 16,250)                            287,083    308,750
                                                                          --------   --------
                     TOTAL OTHER ASSETS                                   $299,608   $325,775
                                                                          --------   --------

                        TOTAL ASSETS                                      $472,381   $562,645
                                                                          ========   ========







SEE ACCOUNTANTS REPORT AND NOTES
                                       F-3



AAROW ENVIRONMENTAL GROUP, INC.
BALANCE SHEET
As of December 31, 1999 and December 31, 1998
                                                                        Dec. 31,       Dec. 31,
Liabilities and Stockholders Equity                                       1999           1998
                                                                      -----------    -----------
Current Liabilities:
Accounts Payable                                                      $    61,261    $    42,576
Accrued Interest Payable                                                   40,475         24,229
Accrued Salaries                                                          131,382              0
Debentures Payable                                                         75,000              0
Judgment Payable                                                           39,782         18,370
Payroll Taxes Payable                                                     120,137        103,496
Sales Tax Payable                                                          12,879         12,879
Short Term Notes                                                          252,004        204,686
Current Portion of Long Term Notes                                        167,447         67,013
                                                                      -----------    -----------
         TOTAL CURRENT LIABILITIES                                    $   825,367    $   473,249

LONG TERM LIABILITIES                                                           0        131,126
                                                                      -----------    -----------

         TOTAL LIABILITIES                                            $   900,367    $   604,375

Stockholders Equity
Common Stock at Dec. 31, 1999, $ 0.001 par value, 30,000,000 shares   $   373,615    $   373,615
     authorized,  16,385,457 shares issued and outstanding
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares             3,000          3,000
     authorized, 3,000,000 shares issued and outstanding,
     one share convertible for three shares common
Paid in Capital                                                           220,557        220,557
Retained Earnings                                                     ( 1,025,158)   (   638,902)
                                                                      -----------    -----------
TOTAL STOCKHOLDERS EQUITY                                             ($  427,986)   ($   41,730)
                                                                      -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $   472,381    $   562,645
                                                                      ===========    ===========








SEE ACCOUNTANTS REPORT AND NOTES
                                       F-4



AAROW ENVIRONMENTAL GROUP, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Twelve Months Ended December 31, 1999 and
the Twelve Months Ended December 31, 1998
                                                       Dec. 31,              Dec. 31,
                                                           1999                  1998
                                                   ---------------       ---------------
Sales Income                                       $       133,688       $       138,116

Cost of Sales
         Materials                                 $        29,970       $        42,038
         Outside Printing                                      572                 3,323
                                                   ---------------       ---------------
Total Cost of Sales                                $        30,542       $        45,361
                                                   ---------------       ---------------

         GROSS PROFIT                              $       103,146       $        92,755

Operating Expenses                                         467,114               329,327
                                                   ---------------       ---------------

         GAIN  OR (LOSS) FROM OPERATIONS           ($      363,968)      ($      236,572)

Other Income and (Expenses)
         Interest Expense                          ($       16,508)      ($       36,561)
         Payroll Tax Penalties and Interest        (         5,817)      (         7,722)
         Interest Income                                        37                     0
                                                   ---------------       ---------------
Total Other Income and (Expense)                   ($       22,288)      ($       44,283)
                                                   ----------------      ----------------

         NET INCOME OR (LOSS)                      ($      386,256)      ($      280,855)

Retained Earnings at Beginning of Year             (       638,902)      (       358,047)
                                                   ----------------      ----------------

         RETAINED EARNINGS AT END OF YEAR          ($    1,025,158)      ($      638,902)
                                                   ================      ================




SEE ACCOUNTANTS REPORT AND NOTES
                                       F-5



AAROW ENVIRONMENTAL GROUP, INC.
STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 1999 and
the Twelve Months Ended December 31, 1998
                                                                    Dec. 31,              Dec. 31,
                                                                        1999                  1998
                                                                ---------------       ---------------
         CASH FLOWS FROM OPERATING ACTIVITIES
Net Income or (Loss)                                            ($      386,255)      ($      280,855)
     Adjustments to reconcile net loss to net cash provided
     by operating activities
     Depreciation                                                        44,961                42,262
     Amortization                                                        26,167                18,500
 (Increase) decrease in:
     Accounts Receivable                                        (         2,155)                7,377
     Inventory                                                           22,012       (           652)
Increase (decrease) in:
     Bank Overdraft                                             (             0)      (         2,316)
     Accounts Payable                                                    18,685                13,965
     Payroll Taxes Payable                                               16,641       (         4,469)
     Accrued Interest Payable                                            16,246                16,529
     Judgment Payable                                                    21,412                     0
     Accrued Salaries                                                   131,382                     0
     Sales Tax Payable                                                        0                 9,281
                                                                ---------------       ---------------
         NET CASH PROVIDED (USED)
              BY OPERATING ACTIVITIES                           ($       90,904)      ($      180,378)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Equipment                                      $             0       ($       43,402)

CASH FLOWS FROM FINANCING ACTIVITIES
     New borrowings
     Long-Term                                                  $             0       $             0
     Short-Term                                                         280,465               175,436
Debt Reduction
     Short-Term                                                 (       188,839)      (        25,067)
     Sale of Stock                                                            0                73,918
                                                                ---------------       ---------------
              NET CASH PROVIDED (USED)
              BY FINANCING ACTIVITIES                           $        91,626       $       224,287
                                                                ---------------       ---------------

              NET INCREASE (DECREASE) IN CASH                   $           723       $           507

CASH AT BEGINNING OF YEAR                                                   526                    19
                                                                ---------------       ---------------
              CASH AT END OF YEAR                               $         1,248       $           526
                                                                ===============       ===============
SUPPLEMENTAL DISCLOSURES
Interest Paid                                                   $        16,508       $        36,561







SEE ACCOUNTANTS REPORT AND NOTES
                                       F-6

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1999 and the Twelve Months Ended December 31, 1998

STATEMENT OF SIGNIFICANT ACCOUNTING ASSUMPTIONS

Nature of Business

    Aarow Environmental Group, Inc., a Nevada corporation (the "Company" or "Aarow Environmental"), though its wholly-owned subsidiary, Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas"), develops, manufactures, markets and distributes a core of products and services which address specific environmental issues. These issues are: (1) Soil and Groundwater Remediation with an emphasis on bioremediation (a form of remediation which utilizes microbial bacteria to digest harmful contaminants.) (2) Animal Waste Management through the development of and exclusive marketing of a newly designed processing machine that will tackle most of the problems associated with animal waste. (3) Manufacture and marketing of Organic Fertilizer.

    In addition, Aarow acquired Utica Publishing Corporation ("Utica") on September 2, 1999. Utica operates as a wholly owned subsidiary of Aarow. Utica operates a general commercial printing and copying business and publishes two Spanish language magazines in Northwest Arkansas. The December 31, 1998 financial statements have been restated to report the financial condition of Aarow as if the acquisition of Utica had occurred on Jan. 1, 1998 and therefore reports the combined operations and financial position of Aarow and Utica at December 31, 1998.

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

SEE ACCOUNTANTS REPORT
                                       F-7

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1999 and the Twelve Months Ended December 31, 1998

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

Note-1:  Property , Plant and Equipment

All assets are recorded at original cost. Depreciation is calculated using the straight line method, lives are five years for office equipment, seven years for manufacturing equipment and furniture. A schedule of assets is as follows:

                                      Accum.           Depr.
December 31, 1999          Cost        Depr.         Expense
                         --------    --------       --------
Office Equipment         $ 71,715    $ 36,676       $ 10,224
Computers                  28,122      15,487          5,617
Printers                  113,300      51,400         16,183
Equipment                  67,400      27,178          9,623
Auto                       22,096      17,251          3,314
                         --------    --------       --------
Total                    $302,633    $147,992       $ 44,961
                         ========    ========       ========


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

                                               Dec. 31,       Dec. 31,
                                                 1999           1998
                                              ----------     ----------
     Noncompete Covenant                      $   18,000     $   18,000
     Accumulated Amortization                 (    6,150)    (    2,550)
                                              ----------     ----------
     Net Noncompete Covenant                  $   11,850     $   15,450
                                              ==========     ==========



SEE ACCOUNTANTS REPORT
                                       F-8

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1999 and the Twelve Months Ended December 31, 1998

Note-3:  Judgment Payable

On October 2, 1997 a judgment was entered in the Washington County Court, Fayetteville, AR, against the Company. This judgment is in the amount of $ 18,370 and accrues interest at the rate of 10 %.

On March 19, 1997 a judgment was entered in the Sebastian County Court, Arkansas against the company in the amount of $8,522, which amount accrues interest from that date at the rate of 10% per annum.

On June 9, 1997 a judgment was entered in the Travis County Court, Texas against the company in the amount of $12,890, which amount accrues interest from that date at the rate of 10% per annum.

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

Note-5:  The company's Long Term debt consists of the following:
                                                      Dec. 31,        Dec. 31,
                                                         1999           1998
                                                    ------------   ------------
Springdale Bank & Trust, 10%, Monthly Int. Only     $     60,000   $     60,000
Maturity Date  2-16-2000
Secured by Inventory and A/R

Regions Bank, 9.43%, Monthly Int. Only                    57,447              0
Maturity Date 2-20-2000
Secured by Automobile and Equipment

Regions Bank, 9.514%, Monthly Int. Only                   50,000              0
Maturity Date 2-20-2000
Secured by Real Estate and Demand Deposits
Current Portion of Long Term debt                   (    167,447)  (     60,000)
                                                    ------------   ------------

Long Term debt, less current portion                $          0   $          0
                                                    ============   ============

At December 31, 1998 the Company was in default on the Springdale Bank & Trust note, however, on February 16, 1999 this note was renewed at 10 percent per annum with monthly payments of $ 500 interest only. The new note matures February 16, 2000.

SEE ACCOUNTANTS REPORT
                                       F-9

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1999 and the Twelve Months Ended December 31, 1998

Note-6:  Stockholders' Equity

Common Stock: At December 31, 1999 there were 30,000,000 shares authorized, 16,385,457 issued and outstanding at $ 0.001 per share par value. At December 31, 1999 there were 30,000,000 shares authorized, 9,024,045 shares issued and outstanding at $ 0.001 per share par value. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

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

Convertible Preferred Stock: At December 31, 1999 and 1998 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $
0.001 par value and is convertible for three shares of common stock.

Note-7:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a sizable loss for the year ended December 31, 1999 and has a deficit in working capital. Management has begun a plan to recapitalize the Company and to market new products. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SEE ACCOUNTANTS REPORT
                                      F-10

AAROW ENVIRONMENTAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 1999 and
the Twelve Months Ended December 31, 1998
                                               Dec. 31,              Dec. 31,
                                                   1999                  1998
                                           ---------------       ---------------
Operating Expenses
Accounting                                 $        26,899       $        22,111
Advertising                                            763                 3,036
Amortization                                        26,167                18,500
Auto & Truck                                         5,648                11,765
Bank Charges                                         2,851                 3,573
Contract Labor                                      97,462                30,220
Contributions                                            0                   117
Commissions                                             53                 7,898
Credit Card Fees                                       224                   237
Depreciation                                        44,961                42,262
Dues & Subscriptions                                     0                    65
Entertainment                                          359                     0
Equipment Rental                                         0                   224
Freight                                                  0                   305
Insurance                                            2,595                 2,851
Legal Expense                                        1,112                 7,733
Miscellaneous                                        8,559                13,848
Office Expense                                       1,359                 5,953
Office Salaries                                     49,306                10,610
Officer Salaries                                    97,800                     0
Payroll Tax Expense                                  2,678                 5,585
Postage                                                250                   832
Rent                                                18,492                29,125
Repairs                                             10,045                 2,291
Research and Development                                 0                86,770
Small Equipment                                          0                 1,208
Supplies                                            29,836                 1,703
Taxes & Licenses                                     1,574                   840
Telephone                                            4,832                13,235
Travel                                              16,817                 2,737
Utilities                                           15,397                 1,947
Unemployment Taxes                                   1,075                 1,746
                                           ---------------       ---------------
                                           $       467,114       $      329,327
                                           ===============       ===============






SEE ACCOUNTANTS REPORT
                                      F-11