Form 10KSB/A
period 1999-12-31
AAROW ENVIRONMENTAL GROUP INC
filed 2000-04-19
CIK 47968

U.S. SECRUITIES AND EXCHANGE COMMSSION
                             Washington, D.C. 20549
                                   Form 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and nondisclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year was $ 133,688.

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


Amendment filed to correct error on cover page at paragraph one.

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

Date: April 19, 2000


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