Form 10QSB
period 2000-03-31
AAROW ENVIRONMENTAL GROUP INC
filed 2000-05-22
CIK 47968

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 For the quarterly period ended March 31, 2000

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from ____________________ to _____________
                        Commission File Number 000-06292

                         AAROW ENVIRONMENTAL GROUP, INC
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        73-078886
   (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)

                 110 West 7th Street, Suite 200, Tulsa, Oklahoma
               74119-1108 (Address of principal executive offices)

                                 (918) 583-7700
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court. Yes       No
                               ----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $.001 par value                         18,984,546
        Title of Class                        Number of Shares outstanding
                                                    at May 19, 2000

                         AAROW ENVIRONMENTAL GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


 Part I - Financial Information                                                    3
Item 1.   Financial Statements                                                     3

             Unaudited Condensed Consolidated Balance Sheets                       3

             Unaudited Condensed Consolidated Statements of Income                 4

             Unaudited Condensed Consolidated Statements of Cash Flows             5

             Notes to Unaudited Condensed Consolidated Financial Statements        6

             Supplemental Information                                              9

             Independent Accountant's Review Report                               10

Item 2.   Management's Discussion and Analysis or Plan of Operation               11

Part II - Other Information                                                       16

Item 1.   Legal Proceedings                                                       16

Item 2.   Changes in Securities and Use of Proceeds                               16

Item 3.   Defaults Upon Senior Securities                                         16

Item 4.   Submission of Matters to a Vote of Security Holders                     16

Item 5.   Other Information                                                       16

Item 6.   Exhibits and Reports on Form 8-K                                        16


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Item 2 - Management's Discussion and Analysis or Plan of Operation" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions, the ability of the Company to implement its business strategies, competition, availability of key personnel, increasing operating costs, unsuccessful advertising and marketing efforts, acceptance of product offerings, and imposition of or the failure to comply with government regulations, the ability of the Company to obtain financing for future operations, and other factors.

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                         AAROW ENVIRONMENTAL GROUP, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                     MARCH 31,    DECEMBER 31,
ASSETS                                                                                 2000          1999
                                                                                   -----------    ------------
Current Assets:
Cash and Cash Equivalents                                                          $     5,400    $     1,248
Accounts Receivable                                                                      3,376          3,376
Inventory                                                                               13,508         13,508
                                                                                   -----------    -----------
                                                   TOTAL CURRENT ASSETS            $    22,284    $    18,132

PROPERTY, PLANT AND EQUIPMENT (net of accumulated
    depreciation of $159,232 and $147,992 respectively)                                143,401        154,641
                                                                                   -----------    -----------
Other Assets
Organization Costs (net of accumulated
    amortization of $4,050 and $3,825 respectively)                                $       450    $       675
Noncompete Covenant (net of accumulated
    amortization of $7,050 and $6,150 respectively)                                     10,950         11,850
Intellectual Property (net of accumulated
    Amortization of $43,333 and $37,917)                                               281,667        287,083
                                                                                   -----------    -----------
                                                     TOTAL OTHER ASSETS            $   293,067    $   299,608
                                                                                   -----------    -----------

                                                           TOTAL ASSETS            $   458,752    $   472,381
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts Payable                                                                   $    44,261    $    61,261
Accrued Interest Payable                                                                40,475         40,475
Accrued Salaries Payable                                                               131,382        131,382
Debentures Payable                                                                      75,000         75,000
Judgment Payable                                                                        39,782         39,782
Payroll Taxes Payable                                                                  120,137        120,137
Sales Tax Payable                                                                       12,879         12,879
Short Term Notes                                                                       274,724        252,004
Current Portion of Long Term Notes                                                     167,447        167,447
                                                                                   -----------    -----------
         TOTAL CURRENT LIABILITIES                                                 $   906,087        900,367
LONG TERM LIABILITIES                                                                        0              0
                                                                                   -----------    -----------
         TOTAL LIABILITIES                                                         $   906,087    $   900,367

Stockholders Equity
Common Stock, $0.001 par value, 30,000,000 shares authorized,
  17,398,561 and 10,380,942, respectively, shares issued and outstanding           $   373,615    $   373,615
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 3,000,000 shares issued and outstanding,
  one share convertible for three shares common                                          3,000          3,000
Paid in Capital                                                                        220,557        220,557
Retained Earnings                                                                   (1,044,507)    (1,025,158)
                                                                                   -----------    -----------
TOTAL STOCKHOLDERS EQUITY                                                          $  (447,335)   $  (427,986)
                                                                                   -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                 $   458,752    $   472,381
                                                                                   ===========    ===========

                     See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                   MARCH 31,        MARCH 31,
                                                                     2000             1999
                                                                 ------------     ------------
Sales Income                                                     $     44,994     $          0
Cost of Sales
Materials                                                        $     10,367     $          0
Outsource Printing                                                      1,506                0
                                                                 ------------     ------------
Total Cost of Sales                                              $     11,873     $          0
                                                                 ------------     ------------

          GROSS PROFIT                                           $     33,121     $          0

Operating Expenses                                                     50,826           47,359
                                                                 ------------     ------------

INCOME/(LOSS)  FROM OPERATIONS                                   $    (17,705)    $    (47,359)

Other Income and (Expenses)
          Interest Expense                                       $     (1,644)    $     (6,090)
              Penalties                                                     0           (2,694)
                                                                 ------------     ------------
Total Other Income and (Expenses)                                $     (1,644)    $     (8,784)
                                                                 ------------     ------------

          INCOME/(LOSS) BEFORE EXTRAORDINARY ITEMS
              AND INCOME TAXES                                   $    (19,349)    $    (56,143)
                                                                 ------------     ------------

         NET INCOME/(LOSS)                                       $    (19,349)    $    (56,143)
                                                                 ============     ============

WEIGHTED AVERAGE number of common stock
and common stock equivalents outstanding                           26,398,561       19,380,942
                                                                 ============     ============

NET INCOME per common stock and
common stock equivalents                                         $      (.001)    $      (.003)
                                                                 ============     ============

              See notes to unaudited financial statements.

                            AAROW ENVIRONMENTAL GROUP, INC.
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                                   MARCH 31,        MARCH 31,
                                                                     2000             1999
                                                                 ------------     ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                       $    (19,349)    $    (56,143)
                                                                 ------------     ------------
  Adjustments to reconcile net loss to net cash provided
    by operating activities
      Depreciation                                                     11,240              984
      Amortization                                                      6,541              562
    (Increase) decrease in:

      Accounts Receivable                                                   0                0
      Inventory                                                             0                0
    Increase (decrease) in:
      Bank Overdraft                                                        0            3,500
      Accounts Payable                                                (17,000)           9,294
      Payroll Taxes Payable                                                 0           12,113
      Accrued Salaries Payable                                              0           19,276
      Accrued Interest Payable                                              0            6,091
                                                                 ------------     ------------
              NET CASH PROVIDED (USED)

              BY OPERATING ACTIVITIES                            $    (18,568)    $     (4,323)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                  (0)              (0)

CASH FLOWS FROM FINANCING ACTIVITIES

    New borrowings
      Short-Term                                                       22,720            4,323
                                                                 ------------     ------------

              NET INCREASE/(DECREASE) IN CASH                    $      4,152     $          0

CASH AT BEGINNING OF PERIOD                                             1,248                0
                                                                 ------------     ------------
   CASH AT END PERIOD                                            $      5,400     $          0
                                                                 ============     ============

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                    $      1,644     $      6,090

              See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

STATEMENT OF  SIGNIFICANT ACCOUNTING ASSUMPTIONS

BASIS OF ACCOUNTING

The financial statements of Aarow Environmental Group, Inc. (the "Company") at March 31, 2000, have been prepared on the accrual basis of accounting. Using this method, revenue and expenses are recognized when occurred.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. An independent accountant has not audited these financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10-KSB for the year ended December 31, 1999. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

INVENTORY

Inventory is carried at the lower of cost or market and consists of raw materials and ready to sell products.

PROPERTY AND EQUIPMENT

Property and Equipment are recorded at acquisition cost. Depreciation is computed using accelerated methods by charging against earnings amounts sufficient to amortize the cost of the related assets over their estimated useful lives.

INCOME TAXES

For income tax reporting and financial statement reporting at March 31, 2000, the Company is using depreciation methods that are the same and therefore there is no accrual for deferred income taxes at this time. However, because of various elections available at the time of filing the income tax returns, there may be future differences between income tax depreciation expense and financial statement depreciation expense giving rise to accrual of deferred income taxes

Note 1: Property, Plant and Equipment

All assets are recorded at original cost. Depreciation is calculated using accelerated methods, lives are five years for office equipment, seven years for manufacturing equipment and furniture, and 10 years for Leasehold Improvements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Note 2: Noncompete Covenant

On July 29, 1998 the Company entered into an agreement with Evergreen BioServices, Inc. whereby Evergreen granted the Company the right to use Evergreen's name and reputation to exclusively market remediation throughout the U.S. and Mexican markets. Additionally, Evergreen agrees to work exclusively through the Company and Evergreen agrees not to compete with the Company. Evergreen will supply the engineering and technical support and will be responsible to accept or reject all proposals concerning remediation through the Company. This agreement began on July 29, 1998 and remains in effect for ten years at which time the Company may renew one time for an additional ten years

                                                                MARCH 31,        DEC. 31,
                                                                 2000              1999
                                                              -----------      -----------
     Noncompete Covenant                                      $    18,000      $    18,000
     Accumulated Amortization                                      (7,050)          (6,150)
                                                              -----------      -----------
     Net Noncompete Covenant                                  $    10,950      $    11,850
                                                              ===========      ===========

Note 3: Judgment Payable

On October 2, 1998 a judgment was entered in the Washington County Court, Fayetteville, AR, against the Company. This judgment is in the amount of $ 18,370 and accrues interest at the rate of 10 %.

Note 4:  Short-Term Notes

On September 15, 1998 the Company issued a series of short term notes in the amount of $5,000 each for a total of $55,000. Each note accrues interest at the rate of 8 % and is a single pay note originally due September 15, 1998. These notes were increased and extended to September 15, 1999. In addition 20,000 shares of common stock and 100,000 common stock warrants were issued to each note holder. In case of default the note agreements call for the issuance of an additional 40,000 shares of common stock to each note holder.

One of the shareholders who is also a Director and Officer loaned the Company $2,230. This is an unsecured non-interest demand note.

Note 5: The Company's Long-Term debt consists of the following:

                                                                MARCH 31,        DEC. 31,
                                                                 2000              1999
                                                              -----------      -----------
Springdale Bank & Trust, 10.0%, Monthly Int. Only             $    60,000      $    60,000
Maturity Date Feb. 16, 2000
Secured by Inventory and A/R

Regions Bank, 9.43%, Monthly Int. Only                             57,447           57,447
Maturity Date 2-20-2001
Secured by Automobile and Equipment

Regions Bank, 9.514%, Monthly Int. Only                            50,000           50,000
Maturity Date 2-20-2001
Secured by Real Estate and Demand Deposits

Current Portion of Long Term debt                                (167,447)        (167,447)
                                                              -----------      -----------

LONG TERM DEBT, LESS CURRENT PORTION                          $         0      $         0
                                                              ===========      ===========

                         AAROW ENVIRONMENTAL GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Note 6:  Stockholders' Equity

Common Stock: At March 31, 2000 there were 30,000,000 shares authorized, 17,398,561 issued and outstanding at $0.001 per share par value. At December 31, 1999 there were 30,000,000 shares authorized, 16,385,457 issued and outstanding at $ 0.001 per share par value. The Company trades it's stock on the over the counter bulletin board using the stock symbol of AARO.

Stock Warrants: There are 1,100,000 common stock warrants issued. Each common stock warrant permits the holder to purchase at any time from September 15, 1999 until September 15, 2002 one share of the Company's common stock at the initial exercise price of $ 0.50 per share. The common stock warrants are redeemable by the Company upon thirty days written notice to the holder, at $ 0.001 per warrant, conditioned upon the price of the common stock of the Company closing for fourteen consecutive business days above $ 2.00 per share.

Convertible Preferred Stock: At March 31, 2000 and December 31, 1999 there were 5,000,000 shares authorized, 3,000,000 shares issued and outstanding. Each share has a $ 0.001 par value and is convertible for three shares of common stock.

Note 7:  Going Concern

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended March 31, 2000 and has a deficit in working capital. Management has begun a plan to recapitalize the Company and to market new products. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 8:  Earnings Per Share of Common Stock

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of the preferred stock.

                         AAROW ENVIRONMENTAL GROUP, INC.
     SUPPLEMENTAL INFORMATION TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

SUPPLEMENTAL INFORMATION

                                                      MARCH              MARCH
                                                     31, 2000          31, 1999
                                                    ----------        ----------
Operating Expenses
Accounting                                           $   3,000         $   1,500
Advertising                                                247               615
Amortization                                             6,541               562
Contract Labor                                          12,252                 0
Depreciation                                            11,240               984
Insurance                                                  177                 0
Miscellaneous                                            5,152                 0
Office Expense                                               0               975
Office Salaries                                              0            26,000
Payroll Tax Expense                                          0             2,695
Postage                                                     90                 0
Rent                                                     3,660             2,750
Repairs and Maintenance                                  2,168                 0
Taxes and Permits                                          856                 0
Telephone                                                    0             8,286
Travel                                                       0             2,992
Utilities                                                5,443                 0
                                                    ----------        ----------
                                                     $  50,826        $   47,359
                                                    ==========        ==========

                  See notes to unaudited financial statements.

         To the Board of Directors
         Aarow Environmental Group, Inc.
         Rogers, AR

         I have reviewed the accompanying balance sheet of Aarow Environmental Group, Inc. (a public corporation) as of March 31, 2000 and the related statements of income and retained earnings, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Aarow Environmental Group, Inc.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

         Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         James E. Childress

         May 18, 2000

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We at Aarow Environmental are considered a development stage enterprise company. Effective May 1, 2000, Global Wireless Technologies, Inc. merged with and became our wholly-owned subsidiary. Global Wireless is also a development stage enterprise company focused on the development and providing of nationwide wireless communication services and mobile data solutions for business and individual subscribers. We, through Global Wireless, will offer comprehensive and flexible wireless data solutions that permit subscribers to access via wireless cellular communication devices their email, corporate intranets, personal Web pages and the Internet anytime on a nationwide basis. The subscribers efficiently and reliably will be enabled to access public Web sites from all our supported devices. Each subscriber will be able to access a personal menu of popular Web sites which enable the subscriber to access a wide variety of Internet content, such as business and financial data, news, sports, travel, entertainment, personal contact and other information. Our subscribers will also be able to conduct e-commerce transactions, such as shopping, reservations and stock trading, to the extent permitted by their mobile device of choice.

         On September 2, 1999, we acquired Utica Publishing Corporation. Utica operates a general commercial printing and copying business and publishes two Spanish language magazines in Northwest Arkansas.

         We also develop, manufacture, market and distribute a core of products and services which address specific environmental issues. These products and services are focused on soil and groundwater remediation with emphasis on bioremediation, a form of remediation which utilizes microbial bacteria to digest harmful contaminants, animal waste management through the development of and exclusive marketing of a newly designed processing machine that will tackle most of the problems associated with animal waste, and the manufacture and marketing of organic fertilizer.

Results of Operations

         The following table sets forth selected results of operations for the three months ended March 31, 2000 and 1999. The selected results of operations are derived from our unaudited condensed consolidated financial statements presented above. The three months ended March 31, 2000 includes the operations of Utica Publishing which was acquired in September 1999, while the results of operations for the three months ended March 31, 1999 occurred prior to the acquisition of Utica Publishing. Therefore, the three months ended March 31, 2000 is not comparable to the three months ended March 31, 1999 due to the purchase accounting adjustments associated with the acquisition of Utica Publishing and the inclusion of the operating results of Utica Publishing during the three months ended March 31, 2000. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                           THREE MONTHS ENDED MARCH 31,                     FOR THE YEAR ENDED
                                    -----------------------------------------    -------------------------------------------
                                           2000                   1999                  1999                    1998
                                    ------------------    -------------------    ------------------     --------------------
                                     AMOUNT    PERCENT      AMOUNT    PERCENT     AMOUNT    PERCENT       AMOUNT     PERCENT
                                    --------   -------    ---------   -------    ---------  -------     ---------    -------
Sales Income                        $ 44,994   100.00%    $       0     0.00%    $ 133,688   100.00%    $ 138,116    100.00%
                                    --------   -------    ---------   -------    ---------  -------     ---------    -------
Cost of Sales:
   Materials                        $ 10,367    23.04%    $       0     0.00%    $  29,970    22.4%     $  42,038      30.4%
   Outside Printing                    1,506     3.35%            0     0.00%          572     0.4%         3,323       2.4%
                                    --------   -------    ---------   -------    ---------  -------     ---------    -------

     Total Cost of Sales            $ 11,873    26.39%    $       0     0.00%    $  30,542    22.8%     $  45,361      32.8%
                                    --------   -------    ---------   -------    ---------  -------     ---------    -------
Gross Profit                        $ 33,121    73.61%    $       0     0.00%    $ 103,146    77.2%     $  92,755      67.2%
Operating Expenses                    50,826   112.96%       47,359     0.00%      467,114   349.4%       329,327     238.4%
                                    --------   -------    ---------   -------    ---------  -------     ---------    -------
Income or (Loss) from Operations    $(17,705)   39.35%    $ (47,359)    0.00%    $(363,968)  272.2%     $(236,572)    171.2%
                                    --------   -------    ---------   -------    ---------  -------     ---------    -------
Other Income and (Expenses)
   Interest Expense                 $( 1,644)    3.65%    $  (6,090)    0.00%    $ (16,508)   12.3%     $( 36,561)     26.5%
   Penalties                              (0)     0.0%       (2,694)    0.00%       (5,817)    4.4%        (7,722)      5.6%
   Interest Income                         0      0.0%            0     0.00%           37     0.0%             0       0.0%
                                    --------   -------    ---------   -------    ---------  -------     ---------    -------
     Total Other Income and
     (Expense)                     $( 1,644)     3.65%    $  (8,784)    0.00%    $ (22,288)   16.7%     $ (44,283)     32.1%
                                    --------   -------    ---------   -------    ---------  -------     ---------    -------
   Net Income or (Loss)            $(19,349)     43.0%    $ (56,143)    0.00%    $(386,256)  288.9%     $(280,855)    203.3%
                                   ========    =======    =========   =======    =========  =======     =========    =======

         Comparison of  the Three-Month Periods Ended March 31, 2000 and1999

         During the three months ended March 31, 2000 (the "First Quarter 2000"), we had sales income of $44,994, while during the three months ended March 31, 1999 (the "First Quarter 1999") we did not have any sales income. This increase in sales income was attributable to the September 1999 acquisition of and the results of operations of Utica Publishing. The cost of sales during the First Quarter 2000 was $11,873, which constituted 26.4% of sales income. Cost of sales was comprised of $10,367 for materials (representing 23% of sales income) and outside printing of $1,506 (representing 3.4% of sales income). From our sales income we realized gross profit of $33,121 (representing 73.6% of sales income). We did not have any gross profit during the First Quarter 1999 because of our failure to produce any sales income and, accordingly, we did not incur any cost of sales.

         Operating expenses increased $3,467 (a 7.3% increase) from $47,359 in the First Quarter 1999 to $50,826 in the First Quarter 2000. Operating expenses were 113% of sales income, which resulted in a loss from operations of $17,705 during the First Quarter 2000. In comparison, during the First Quarter 1999, we incurred a loss from operations of $47,359. The increase in operating expenses was the result of increased payroll due to the adoption of the deferred compensation plan related to the acquisition of Utica Publishing in September 1999.

         Interest expense decreased from $6,090 in the First Quarter 1999 to $1,644 in the First Quarter 2000, a decrease of $4,446 (a 73% decrease). During the First Quarter 2000 we did not have any payroll tax penalties, while during the First Quarter 1999 we incurred payroll tax penalties of $2,694.

         During the First Quarter 2000, we incurred a net loss of $19,349, compared to a net loss of $56,143 during the First Quarter 1999.

Liquidity and Capital Resources

         Historically, we have financed our growth from borrowing and shareholder contributions. Net cash used by operating activities totaled $18,568 in the First Quarter 2000, compared with net cash used by operating activities totaling $4,323 in the First Quarter 1999. Cash flows from financing activities from new short-term borrowings was $22,720 during the First Quarter 2000, compared to $4,323 during the First Quarter 1999. During the First Quarter 2000 we had a net cash increase of $4,152 to cash and cash equivalents of $5,400 at March 31, 2000. As of March 31, 2000, we had a $883,803 working capital deficit, compared a working capital deficit of $807,235 at December 31, 1999.

         We have a liability for employment taxes, including penalties and interest, of $55,046.30 plus interest from February 18, 2000.

         Under our exclusive distribution agreement, we expended a total of $86,770 in research and development of the Animal Waste Machine in 1998. There is no assurance that our efforts will be successful in implementing our plan for recapitalization and the resumption of full operations. If we are unsuccessful in our efforts, it may be necessary to undertake such other actions as may be appropriate to preserve this asset value.

         During 1999 we restructured our management in conjunction with its acquisition of Utica Publishing. During 1999 we issued $75,000 of secured debenture loans to finance continuing operations and sought additional loan financing. During 1999 and the First Quarter 2000 our efforts were concentrated on operation of Utica Publishing and commencing our organic fertilizer sales.

         We have been in default in the payment of 11 promissory notes in the aggregate principal amount of $55,000 since September 15, 1999. Each note accrues interest at the rate of 8% and is a single pay note originally due September 15, 1998. These notes were increased and extended to September 15, 1999. In addition 20,000 shares of common stock and 100,000 common stock warrants were issued to each note holder. In addition, we are obligated to issue an additional 440,000 shares of our common stock (40,000 shares per note) as a result of the payment default.

         As of December 31, 1998, we had a loan from Springdale Bank & Trust Company, which was secured by inventory and accounts receivable, bearing interest at 10.25% per annum. At December 31, 1998, the outstanding principal balance of this loan was $60,000. This note became due on June 21, 1997 and at December 31, 1998 we were in default. On February 16, 1999 this note was renewed at 10% per annum with monthly payments of $500 interest only. The new note matured February
16, 2000 and is currently in default.

         In the near term we expect to offer and sell additional equity securities for the purpose of payment of current liabilities and development of our wireless communications networks and marketing of the related products and services. However, there is no assurance that this anticipated capital resource will develop or that we will be successful in any offering of our equity securities. We do not have any financing arrangements with lending institutions. Additionally, our loan repayment history adversely affects our near term ability to establish financing arrangements with traditional lending institutions.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
          None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
          None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

Item 5.  OTHER INFORMATION
          None

Item 5.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--

                  Exhibit 27 Financial Data Schedule

         Reports on Form 8-K--
                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AAROW ENVIRONMENTAL GROUP, INC.
                                         (Registrant)

Date: May 19, 2000                       By /s/ RONALD L. BAKER
                                          -------------------------------------
                                                Ronald L. Baker, President