Form 10QSB
period 2000-06-30
AAROW ENVIRONMENTAL GROUP INC
filed 2000-08-21
CIK 47968

                                  FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the quarterly period ended June 30, 2000

                                       OR

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ___________ to
                        Commission File Number 000-06292

                         AAROW ENVIRONMENTAL GROUP, INC
        (Exact name of small business issuer as specified in its charter)

              Nevada                                       73-078886
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

           210 Park Avenue, Suite 2100, Oklahoma City, Oklahoma 73102
                    (Address of principal executive offices)

                                 (405) 415-2750
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $.001 par value                              29,369,309
         Title of Class                            --------------------------
                                                  Number of Shares outstanding
                                                       at June 30, 2000

                         AAROW ENVIRONMENTAL GROUP, INC.
                               SEMI-ANNUAL REPORT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

 Part I - Financial Information                                                                             3

Item 1. Financial Statements                                                                                3

             Unaudited Condensed Consolidated Balance Sheets                                                3

             Unaudited Condensed Consolidated Statements of Income                                          4

             Unaudited Condensed Consolidated Statement of Shareholders' Equity                             6

             Unaudited Condensed Consolidated Statements of Cash Flows                                      7

             Notes to Unaudited Condensed Consolidated Financial Statements                                 8

Item 2. Management's Discussion and Analysis or Plan of Operation                                          10

Part II - Other Information                                                                                12

Item 1. Legal Proceedings                                                                                  12

Item 2. Changes in Securities and Use of Proceeds                                                          12

Item 3. Defaults Upon Senior Securities                                                                    13

Item 4. Submission of Matters to a Vote of Security Holders                                                13

Item 5. Other Information                                                                                  13

Item 6. Exhibits and Reports on Form 8-K                                                                   13


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements within this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions, the ability of the Company to implement its business strategies, competition, availability of key personnel, increasing operating costs, unsuccessful advertising and marketing efforts, acceptance of product offerings, and imposition of or the failure to comply with government regulations, the ability of the Company to obtain financing for future operations, and other factors.

Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 1999 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                         AAROW ENVIRONMENTAL GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                                        JUNE            DECEMBER
ASSETS                                                                                30, 2000          31, 1999
                                                                                    -------------    --------------
Current Assets:
Cash and Cash Equivalents                                                           $     768,760    $        1,248
Accounts Receivable                                                                        79,333             3,376
Inventory                                                                                    -               13,508
Deposits and prepaid expenses                                                              56,201               -
                                                                                    -------------    --------------
                                                   TOTAL CURRENT ASSETS             $     904,294    $       18,132

PROPERTY AND EQUIPMENT (net of  accumulated
                    depreciation of $ 2,676 and $ 147,992 respectively)                   620,759           154,641

Other Assets
Organization Costs (net of accumulated
         amortization of $0 and $ 3,825 respectively)                               $        -       $          675
Noncompete Covenant (net of accumulated
         amortization of $0 and $ 6,150 respectively)                                        -               11,850
Intellectual Property (net of accumulated
         amortization of $0 and $ 37,917 respectively)                                       -              287,083
Other Assets                                                                                2,025               -
                                                                                    -------------    --------------

                                                     TOTAL OTHER ASSETS             $       2,025    $      299,608
                                                                                    -------------    --------------

                                                           TOTAL ASSETS             $   1,527,078    $      472,381
                                                                                    =============    ==============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts Payable                                                                    $     229,264    $       61,261
Accrued Interest Payable                                                                   18,120            40,475
Accrued Salaries Payable                                                                   22,733           131,382
Debentures Payable                                                                          5,000            75,000
Judgment Payable                                                                           39,782            39,782
Payroll Taxes Payable                                                                      57,481           120,137
Sales Tax Payable                                                                            -               12,879
Short Term Notes                                                                           30,000           252,004
Current Portion of Long Term Notes                                                           -              167,447
                                                                                    -------------    --------------
         TOTAL CURRENT LIABILITIES                                                  $     402,380           900,367
LONG TERM LIABILITIES-Loan from Shareholder                                                95,000               -
                                                                                    -------------    --------------
         TOTAL LIABILITIES                                                          $     497,380    $      900,367

Stockholders Equity

Common Stock, $ 0.001 par value, 30,000,000 shares authorized,
  29,369,309 and 16,553,457, respectively, shares issued and outstanding            $      29,369    $      373,615
Common Stock Issuable, $ 0.001 par value, 8,650,000 shares                                  8,650               -
Series I Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 2,829,570 shares issued and outstanding,
  liquidation preference $2,829,570                                                         2,830             3,000
Paid in Capital                                                                         1,826,399           220,557
 Accumulated Deficit                                                                (     837,550)   (    1,025,158)
                                                                                    --------------   ---------------
TOTAL STOCKHOLDERS EQUITY                                                           $   1,029,698    ($     427,986)
                                                                                    -------------    ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                  $   1,527,078    $      472,381
                                                                                    =============    ==============

                 See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                         REGISTRANT SUBSEQUENT               REGISTRANT PRIOR
                                                        TO REVERSE ACQUISITION            TO REVERSE ACQUISITION
                                                        ----------------------      -------------------------------------
                                                          FROM MAY 1, THROUGH         FROM JANUARY 1,    SIX MONTHS ENDED
                                                             JUNE 30, 2000          TO APRIL 30, 2000      JUNE 30, 1999
                                                           -----------------        -----------------     ---------------
Revenue                                                    $          13,255         $       44,994       $          -
Operating Expenses                                         $         777,744         $      244,062       $       90,308
                                                           -----------------         --------------       --------------

INCOME/(LOSS) FROM OPERATIONS                              ($        764,489)        ($     199,068)      ($      90,308)

Other Income and (Expenses)
       Interest Income                                                 1,939                    -                    -
       Interest Expense                                    (          75,000)        (       23,644)      (       12,530)
       Other                                                             -                      -         (        5,817)
                                                           -----------------         --------------       ---------------

Total Other Income and (Expenses)                          ($         73,061)        ($      23,644)      ($      18,347)
                                                           ------------------        ---------------      ---------------

         NET INCOME/(LOSS) BEFORE
           EXTRAORDINARY ITEM                              ($        837,550)        ($     222,712)      ($     108,655)

Loss on Extinguishment of Debt                                           -                   52,250                  -
                                                           -----------------         --------------       --------------

         NET INCOME/(LOSS)                                 ($        837,550)        ($     274,962)      ($     108,655)
                                                           ==================        ===============      ===============

Weighted Average common shares outstanding-
basic and diluted                                                 29,691,961             17,314,221           10,583,566
                                                           =================         ==============       ==============

NET LOSS per common share before
extraordinary item-basic and diluted                       ($            .03)        ($         .01)      ($         .01)


Loss per common share-extraordinary item                   ($            .00)        ($         .01)      ($         .00)
                                                           ------------------        ---------------      ---------------

NET LOSS per common share -
basic and diluted                                          ($            .03)        ($         .02)      ($         .01)
                                                           ==================        ===============      ===============




                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                      REGISTRANT SUBSEQUENT                 REGISTRANT PRIOR
                                                      TO REVERSE ACQUISITION              TO REVERSE ACQUISITION
                                                      ----------------------      -----------------------------------------
                                                        FROM MAY 1, THROUGH           FROM APRIL 1,        THREE MONTHS
                                                           JUNE 30, 2000          TO APRIL 30, 2000     ENDED JUNE 30, 1999
                                                        ------------------        -----------------     -------------------
Revenue                                                 $           13,255         $         -           $           -

Operating Expenses                                      $          777,744         $       6,000         $        42,950
                                                        ------------------         -------------         ---------------

INCOME/(LOSS) FROM OPERATIONS                           ($         764,489)        ($      6,000)        ($       42,950)

Other Income and (Expenses)
       Interest Income                                               1,939                   -                       -
       Interest Expense                                 (           75,000)         (     22,000)        (         6,439)
       Other                                                           -                     -           (         3,122)
                                                        ------------------         -------------         ----------------

Total Other Income and (Expenses)                       ($          73,061)         ($    22,000)        ($        9,561)
                                                         ------------------          ------------        ----------------

         NET INCOME/(LOSS)                              ($         837,550)        ($     28,000)        ($       52,511)
                                                        ===================         =============        ================

Weighted Average common shares outstanding-
basic and diluted                                               29,691,961            17,783,228              10,783,964
                                                        ==================         =============         ===============

NET LOSS per common share-
basic and diluted                                       ($            .03)         ($        .00)        ($          .00)
                                                        ==================          =============        ================


                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  JUNE 30, 2000

                                                         COMMON
                                           COMMON         STOCK        PREFERRED      PAID-IN     ACCUMULATED
                                            STOCK       ISSUABLE         STOCK        CAPITAL       DEFICIT          TOTAL
                                        -------------  -----------   ------------  ------------  --------------  ------------
BALANCE, JANUARY 1, 2000                $     373,615  $       -     $      3,000  $    220,557  ($   1,025,158) ($   427,986)
   Net Loss through April 30, 2000                                                               (      274,962) (    274,962)
   Common stock exchanged for
    extinguishment of debt                        675          150                      106,425                       107,250
   Common stock issued in
    exchange for services                         928                                   174,435                       175,363
   Capital transactions resulting from
    Reverse Acquisition                      (345,849)                       (170)     (812,940)      1,300,120       141,161
Transactions subsequent to
   Reverse Acquisition:
     Beneficial conversion feature
      associated with convertible notes                                                  75,000                        75,000
     Conversion of Notes                                       500                       74,500                        75,000
     Private Placement                                       8,000                    1,988,422                     1,996,422
   Net Loss from May 1 through
     June 30, 2000                                                                               (      837,550)   (  837,550)
                                        -------------  -----------   ------------  ------------  --------------  ------------

BALANCE, JUNE 30, 2000                  $      29,369  $     8,650   $      2,830  $  1,826,399  ($     837,550) $  1,029,698
                                        =============  ===========   ============  ============  ==============  ============



                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                           REGISTRANT SUBSEQUENT                REGISTRANT PRIOR
                                                          TO REVERSE ACQUISITION              TO REVERSE ACQUISITION
                                                          ----------------------     -------------------------------------
                                                            FROM MAY 1, THROUGH        FROM JANUARY 1,    SIX MONTHS ENDED
                                                               JUNE 30, 2000         TO APRIL 30, 2000      JUNE 30, 1999
                                                             -----------------       -----------------    ----------------
   CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     ($       837,550)         ($    274,962)        ($  108,655)
   Adjustments to reconcile net loss to net cash provided
     by operating activities
     Loss on Extinguishment of Debt                                       -                   52,250                 -
     Common Stock Issued for Services                                     -                  175,363                 -
     Non-cash Interest Expense                                         75,000                 22,000                 -
     Depreciation                                                       2,676                 11,240               1,968
     Amortization                                                         -                    6,541               1,125
   (Increase) decrease in:
     Accounts Receivable                                     (         79,333)                   -                   -
     Deposits, Prepaid Expenses, and Other Assets            (         58,226)                   -                   -
   Increase (decrease) in:
     Accounts Payable                                                 202,648          (      17,000)             10,123
     Payroll Taxes Payable                                             27,344                    -                16,641
     Accrued Salaries Payable                                             -                      -                19,276
     Accrued Interest Payable                                (          2,355)                   -                12,268
                                                             -----------------         -------------         -----------
                  NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                       (        669,796)         ($     24,568)        ($   47,254)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                                     (        623,435)                   -                   -
   Cash Acquired in Reverse Acquisition                                    72                    -                   -
                                                             ----------------          -------------         -----------
                  NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                       (        623,363)                   -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-Term Borrowings                                                  -                   28,720              47,319
   Repayment of Borrowings                                   (        122,447)                   -                   -
   Received from Private Placement                                  1,996,422                    -                   -
   Beneficial Conversion Feature on Notes Payable                      75,000                    -                   -
   Capitalization of Global Wireless                                   17,944                    -                   -
   Note from Shareholder                                               95,000                    -                   -
                                                             ----------------          -------------         -----------
                  NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                              2,061,919                 28,720              47,319
                                                             ----------------          -------------         -----------

                  NET INCREASE/(DECREASE) IN CASH                     768,760          $       4,152         $        65

CASH AT BEGINNING OF PERIOD                                               -                    1,248                 -
                                                             ----------------          -------------         -----------
   CASH AT END OF PERIOD                                     $        768,760          $       5,400         $        65
                                                             ================          =============         ===========

                  See notes to unaudited financial statements.

                         AAROW ENVIRONMENTAL GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation.

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

REVERSE ACQUISITION

On May 1, 2000, a subsidiary of AAROW Environmental Group, Inc. (AAROW) merged with Global Wireless Technologies, Inc. (Global Wireless), resulting in the stockholders of Global Wireless becoming the majority owners of AAROW. Global Wireless was formed in April 2000 and did not have any significant operations at the date of merger. This transaction is considered a capital transaction equivalent to the issuance of stock by Global Wireless for the net assets of AAROW, with no goodwill or other intangible assets recorded, accompanied by a recapitalization; similar to a reverse acquisition.

As a result of the merger, certain of AAROW's assets, including UTICA Publishing Corporation, a subsidiary, were disposed, certain of AAROW'S liabilities were extinguished, certain of AAROW's outstanding preferred and common stock was cancelled, and warrants exercisable for the purchase of 1,850,000 shares of common stock at $.375 were issued. These transactions have been treated as capital transactions.

The accompanying financial statements reflect the historical operating results of AAROW prior to May 1, 2000 as "Registrant Prior to Reverse Acquisition" and the historical results of Global Wireless and AAROW subsequent to May 1, 2000 as "Registrant Subsequent to Reverse Acquisition".

STOCKHOLDERS' EQUITY

The Company's common stock is quoted on the over the counter bulletin board under the stock symbol of AARO.

Common Stock: At June 30, 2000 there were 30,000,000 shares authorized, 29,369,309 issued and outstanding at $0.001 per share par value.
Additionally, at June 30, 2000, the Company had received consideration for issuance of 8,650,000 shares of common stock upon amendment of the Company's Articles of Incorporation.

Stock Options and Warrants Outstanding at June 30, 2000:

         - warrants exercisable for the purchase of 500,000 shares of common stock at an exercise price of $.75 per share expiring on April 24, 2005,

         - warrants exercisable for the purchase of 2,950,000 shares of common stock during various periods at exercise prices of $.25 to $.375 per share expiring on or before June 30, 2005,

         - stock options granted under a stock option plan exercisable for the purchase of 42,000 shares of common stock at $.375 per share expiring June 30, 2005, and

         - warrants exercisable for the purchase of 8,000,000 shares of common stock at $3.00 per share expiring on June 30, 2005.

The board of directors is authorized to issue additional stock options exercisable for the purchase of 2,458,000 shares of common stock under the stock option plan.

                         AAROW ENVIRONMENTAL GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY - CONTINUED

Convertible Preferred Stock: At June 30, 2000, there were 5,000,000 shares authorized, 2,829,570 of Series I shares issued and outstanding. Each share has a $ 0.001 par value, is convertible into three shares of common stock, and has a liquidation preference of $1.00 per share.

The outstanding share amounts disclosed as of June 30, 2000, reflect subsequent corrective action by the board of directors for common shares inadvertently issued in excess of authorized amounts.

CONVERTIBLE NOTES

During the second quarter of 2000, the Company issued Convertible Notes of $ 75,000, which contained a beneficial conversion feature and for which conversion was automatic upon the AAROW - Global Wireless merger. The proceeds from the notes were allocated to the beneficial conversion feature, and upon conversion, $ 75,000 was reflected as interest expense.

PRIOR QUARTER ADJUSTMENT

During the second quarter of 2000, the Company identified certain first quarter transactions not previously reported. These transactions related to the issuance of common stock for services and for the extinguishment of debt. These transactions have been reported currently in the period from January 1, 2000 to April 30, 2000, and resulted in additional first quarter operating expenses of approximately $ 175,000 and a first quarter loss on extinguishment of debt of approximately $ 52,000.

GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended June 30, 2000. Management, through the merger with Global Wireless Communications, Inc. has begun a plan to recapitalize the Company and change its business emphasis. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LOSS PER COMMON SHARE

Loss per common share were computed using the weighted average number of common shares outstanding and issuable, after giving effect to the corrective actions taken by the board of directors as discussed previously.

Basic and diluted loss per share are the same because the Company's warrants and convertible preferred stock are anti-dilutive.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Effective May 1, 2000, Global Wireless Technologies, Inc. merged with our subsidiary and became our wholly-owned subsidiary. We are developing our wireless communication services to become a fully integrated applications service provider. In order to accomplish this goal and maintain the highest quality of service, we are building our Carrier Class Network and utilizing the latest in new wireless transport technology to deliver the broadband width necessary to effectively run and provide our application services. These services include Video Conferencing, Video on Demand and Application Services Hosting. Our other services include Virtual Private Networks (VPN's) and Telephony over IP (telephone service over Internet protocol), providing both local and long-distance telephone services, that will also be available at significantly faster speeds and lower costs. In July 2000, we made the initial filing with the Securities and Exchange Commission to effectuate a change in our name from Aarow Environmental Group, Inc. to aaro Broadband Wireless Communications, Inc. We believe this name change will more closely reflect our new business plan and direction. We also intend to amend our Articles of Incorporation to increase our authorized shares of common stock from 30,000,000 to 200,000,000.

         We intend to offer our wireless communications services initially to commercial office space tenants and owners who currently do not have high bandwidth service. Due to the relatively low cost of building the wireless network, we anticipate that we will be able to offer our services to customers at a fraction of the cost they now incur for conventional hard-wired services. We anticipate that our wireless communications services offer cost savings, while achieving significant time savings and productivity gains.

         On September 2, 1999, we acquired Utica Publishing Corporation. Utica operates a general commercial printing and copying business and published two Spanish language magazines in Northwest Arkansas. On May 10, 2000, we transferred and assigned all of the outstanding capital stock of Utica Publishing to Jim Bolt. Following this assignment, Utica Publishing ceased to be our wholly-owned subsidiary. This transfer was pursuant to a settlement agreement, which also resulted in the dismissal of pending litigation involving us, our directors and officers and certain individuals.

         We previously developed, manufactured, marketed and distributed a core of products and services that addressed specific environmental issues. These products and services were focused on soil and groundwater remediation with emphasis on bioremediation.

Results of Operations

         The following tables set forth selected results of operations for the three months and six months periods ended June 30, 2000 and 1999. The selected results of operations are derived from our unaudited condensed consolidated financial statements presented elsewhere in this report. These tables reflect the historical operating results of AAROW prior to May 1, 2000, as "Registrant Prior to Reverse Acquisition" and the historical results of Global Wireless and AAROW subsequent to May 1, 2000, as "Registrant Subsequent to Reverse Acquisition". The period from January 1, 2000 to April 30, 2000 includes the operations of Utica Publishing, which was acquired in September 1999, while the results of operations for the period from May 1, 2000 to June 30, 2000 does not include the operations of Utica Publishing.
The three months and six months ended June 30, 1999 reflects operating results that occurred prior to the acquisition of Utica Publishing.
Therefore, the combined periods ended June 30, 2000 is not comparable to the three months and six months ended June 30, 1999 due to the purchase accounting adjustments associated with the acquisition of Utica Publishing and the inclusion of the operating results of Utica Publishing during the period from January 1, 2000 to April 30, 2000. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                         REGISTRANT SUBSEQUENT                 REGISTRANT PRIOR
                                         TO REVERSE ACQUISITION             TO REVERSE ACQUISITION
                                         ----------------------    -----------------------------------------------
                                          FROM MAY 1, THROUGH         FROM APRIL 1,           THREE MONTHS ENDED
                                            JUNE 30, 2000           TO APRIL 30, 2000            JUNE 30, 1999
                                          -----------------        ------------------         --------------------
Revenue                                   $  13,255   100.0%       $    -         N/A         $     -         N/A
Operating Expenses                        $ 777,744  5867.6%       $   6,000      N/A         $   42,950      N/A
                                          ---------- -------       ---------- -------         ----------- -------
Income/(Loss) from Operations             $(764,489) 5767.6%       $(  6,000)     N/A         $(  42,950)     N/A
                                          ---------- -------       ---------- -------         ----------- -------
Other Income and (Expenses)
   Interest Income                        $   1,939    14.6%        $   -         N/A         $     -         N/A
   Interest Expense                        ( 75,000)  565.8%          22,000      N/A         (    6,439)     N/A
   Other                                      -          N/A            -         N/A         (    3,122)     N/A
                                          ---------- -------       ---------- -------         ----------- -------
     Total Other Income and (Expense)      ( 73,061)  551.2%       $( 22,000)     N/A         $(   9,561)     N/A
                                          ---------- -------       ---------- -------         ----------- -------
   Net Income or (Loss)                   $(837,550) 6318.7%       $( 28,000)     N/A         $(  52,511)     N/A
                                          ========== =======       ========== =======         =========== =======

                                          REGISTRANT SUBSEQUENT                         REGISTRANT PRIOR
                                          TO REVERSE ACQUISITION                    TO REVERSE ACQUISITION
                                          ----------------------     -------------------------------------------------
                                           FROM MAY 1, THROUGH          FROM JANUARY 1,             SIX MONTHS ENDED
                                             JUNE 30, 2000            TO APRIL 30, 2000              JUNE 30, 1999
                                           ---------- -------        ---------- ---------        ----------- ---------
Revenue                                    $  13,255   100.0%        $  44,994     100.0%        $     -           N/A
Operating Expenses                         $ 777,744  5867.6%        $ 244,062     542.4%        $   90,308        N/A
                                           ---------- -------        ---------- ---------        ----------- ---------
Income/(Loss) from Operations              $(764,489) 5767.6%        $(199,068)    442.4%        $  (90,308)       N/A
Other Income and (Expenses)
   Interest Income                             1,939    14.6%             -           N/A              -           N/A
   Interest Expense                          (75,000)  565.8%          (23,644)     52.5%           (12,530)       N/A
   Other                                       -          N/A             -           N/A            (5,817)       N/A
                                           ---------- -------        ---------- ---------        ----------- ---------
     Total Other Income and (Expense)      $ (73,061)  551.2%        $ (23,644)     52.5%        $  (18,347)       N/A
                                           ---------- -------        ---------- ---------        ----------- ---------

Net Income/(Loss) before
     extraordinary item                    $(837,550) 6318.7%        $(222,712)    495.0%        $ (108,655)       N/A
   Loss on extinguishment of debt              -          N/A           52,250     116.1%              -           N/A
                                           ---------- -------        ---------- ---------        ----------- ---------
   Net Income or (Loss)                    $(837,550) 6318.7%        $(274,962)    611.1%        $ (108,655)       N/A
                                           ========== =======        ========== =========        =========== =========

Discussion of Period from May 1, 2000 through June 30, 2000

         During two months ended June 30, 2000, we had sales income of $13,255 resulting from custom programming and consulting. We anticipate commencement of customer billings and revenue recognition by the end of the September 2000. We are currently in the process of acquiring the necessary equipment and build-out of our Regional Hubs, National Operations Center and individual customer sites for our wireless communications services.

         Operating expenses of $777,744, consists predominately of employee costs, occupancy costs, telecom charges and public relations expenses. Our efforts to build a wireless, carrier-class network requires a substantial investment in employee costs due to the technical nature of the business and the requirement to obtain qualified personnel. These employee costs totaled $ 518,770 for the two months ended June 30, 2000. Occupancy costs of $ 115,291 include the cost of acquiring rooftop leases needed for wireless transmission, office leases and office related expenses. Telecom charges of $ 41,688 were incurred as we connected offices and Regional Hubs with the National Operations Center. Public relations expenses to promote our products and services amounted to $ 36,330, which included trade show and promotional costs. Other miscellaneous operating expenses for the two months ended June 30, 2000, amounted to $ 65,665.

         Interest Expense of $75,000 is a result of the accretion of the discount on convertible notes issued in April 2000 and converted to common stock upon completion of the merger-acquisition of Global. This discount was a non-cash expense. The discount resulted from the beneficial conversion feature of these notes.

Liquidity and Capital Resources

         Historically, we have financed our growth from borrowings and sale of our equity securities. Net cash used by operating activities totaled $669,796 in the period May 1, 2000 through June 30, 2000. Net cash used by investing activities in the same period totaled $623,363 due to the purchase of equipment. Cash flows provided by financing activities were $2,061,919 during the two months ended June 30, 2000. During the first the two months ended June 30, 2000, we had a net cash increase of $768,760.

         On June 30, 2000 we completed a private offering of 8,000,000 units, each unit consisting of one share of common stock and one redeemable warrant at $.25 per unit. We received net proceeds from this offering of $2,000,000. Each of the redeemable warrants is exercisable until June 30, 2005 for the purchase of one share of common stock for $3.00. These funds are being utilized for the purpose of payment of current liabilities and development of our wireless communications networks and marketing of the related products and services.

We do not have any financing arrangements with lending institutions. Additionally, our loan repayment history adversely affects our near term ability to establish financing arrangements with traditional lending institutions.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On May 24, 2000, an action styled BROADBAND WIRELESS INTERNATIONAL CORPORATION, F/K/A BLACK GIANT OIL COMPANY V. RONALD L. BAKER, AAROW ENVIRONMENTAL GROUP, INC. A/K/A AARO BROADBAND WIRELESS COMMUNICATIONS CORPORATION AND GETMORE COMMUNICATIONS, INC., Case No. CJ-2000-3816, was filed in the District Court of Oklahoma County, Oklahoma. The plaintiffs are seeking to

         - prohibit further conduct, statements or actions in anyway made to appear as acts of Broadband,

         - prohibit the continued conversion by Baker of Broadband's name, accounts, property or business opportunities,

         - damages exceeding $10,000 for conversion, fraud and negligent misrepresentation from the defendants,

         - punitive damages for conversion, fraud, and negligent misrepresentation,

         -        interest, attorney fees and cost.

We are defending this case and have filed our answer denying the plaintiffs' allegations.

On July 14, 2000, an action styled BROADCOM WIRELESS COMMUNICATIONS, CORP., AND BLACK GIANT RESOURCES CORPORATION V. RONALD L. BAKER, ARROW ENVIRONMENTAL GROUPS, INC. A/K/A AARO BROADBAND WIRELESS COMMUNICATIONS CORPORATION, AND GETMORE COMMUNICATIONS, INC., Case No. CJ-2000-5129-63, was filed in the District Court of Oklahoma County, Oklahoma. The plaintiffs are seeking to receive actual damages exceeding $10,000, punitive damages, interest, attorney's fees, and the costs of the action and such other and further relief that appears just and proper. As of the date of this Report, we have neither been served nor entered an appearance in this case. Until we are served or enter an appearance in this case, procedurally this case has not been commenced for purposes of defense.

Because of the recent filing of both cases, we are currently unable to fully and completely assess the merits of the claims made. We are vigorously defending the first case and intend to pursue all claims that we and the other defendants have against the plaintiffs.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2000, we completed a private placement offering of 8,000,000 units, each consisting of one share of common stock and one redeemable warrant. Each redeemable warrant is exercisable for the purchase of one share of common stock for $3.00 and is subject to being called by us anytime after the common stock has a closing sale price of $4.50 per share for five consecutive business days. This offering was completed, for cash proceeds of $2,000,000 ($.25 per unit). These funds have been utilized to settle certain debts incurred prior to the merger with Global Wireless, purchase communications equipment and computer equipment, complete the Tulsa regional hub build-out, and for working capital including payroll, rents, operating expenses, etc. The units were sold to 77 investors each qualifying as an accredited investor within the meaning Rule 501(a).

On May 1, 2000, as a result of the merger-acquisition of Global Wireless Technologies, Inc., five convertible promissory notes, in the aggregate principal amount of $75,000, held by five lenders were converted into 500,000 shares of common stock. Each holder of these promissory notes qualified as an accredited investor within the meaning Rule 501(a). The original issuance of these promissory notes and there conversion to common stock were made without payment of sales commissions or other remuneration.

Effective May 1, 2000, in connection with the merger-acquisition of Global Wireless Technologies, Inc., AAROW issued 22,175,961 shares of common stock to the shareholders of Global Wireless Technologies, Inc. in exchange for the capital stock of Global Wireless Technologies, Inc. Furthermore, 1,850,000 warrants exercisable for the purchase of common stock were issued to five individuals and one limited liability company. Each warrant is exercisable on or before June 30, 2005 for the purchase of one share of common stock for $.375.

The Company relied on Rule 147 and Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D for exemption from the registration requirements of the Act. Each investor was furnished with information concerning the formation and operations of the Company, and each had the opportunity to verify the information supplied. Additionally, the Company obtained a representation from each of the acquiring persons his or her intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the certificates representing the common stock and the warrant agreements carries a legend restricting transfer of the securities represented thereby. Furthermore, the Company has issued stop transfer instructions to Securities Transfer Corporation, the transfer agent for the common stock, covering the certificates representing the Common Stock issued in the above-described transactions.

Item 3. DEFAULTS UPON SENIOR SECURITIES
         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5. OTHER INFORMATION
         None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--

                  10.1     Agreement and Plan of Merger, amongst Registrant,
                           Aarow-Global Wireless Acquisition, Inc., Global
                           Wireless Technologies, Inc., Ronald L. Baker, Stan
                           Sisemore, Lloyd Phillips, Jeff Martin, David
                           Surgnier, Virgil Plagge, Mitch Villines, D. Fred
                           Shefte, Sam Yates, and Tommy Phillips, dated May 1,
                           2000, is incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Commission on May 16, 2000.

                  10.2     Settlement Agreement amongst Jim Bolt, Tony Amend,
                           Marie Forehand, Mel Robinson, Lucia Kugler, Aarow
                           Environmental Group, Inc., Fred Shefte, Sam D. Yates and Stan Sisemore, dated May 10, 2000.

                  27       Financial Data Schedule

         Reports on Form 8-K--

                  Item 1. Changes in Control of Registrant, filed with the Commission on May 16, 2000.

                  Item 2. Acquisition or Disposition of Assets, filed with the Commission on May 16, 2000.

                  Item 4. Changes in Registrant's Certifying Accountant filed July 17,2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AAROW ENVIRONMENTAL GROUP, INC.
                                (Registrant)

Date:  August 21, 2000          By /S/RONALD L. BAKER
                                  ---------------------------------------------
                                   Ronald L. Baker, President

                                By /S/MICHAEL W. CANFIELD
                                  ---------------------------------------------
                                   Michael W. Canfield, Chief Financial Officer