Form 10QSB
period 2000-09-30
AARO BROADBAND WIRELESS COMMUNICATIONS INC
filed 2000-11-20
CIK 47968

                                   FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from        to
                                              ------    ------

                           Commission File Number 000-06292


                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                     Formerly AAROW ENVIRONMENTAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                         73-0788886
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court. Yes      No
                               ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


Common Stock, $.001 par value                                50,669,018
                                                         ------------------
        Title of Class                              Number of Shares outstanding
                                                        at November 10, 2000

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                              THIRD QUARTER REPORT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                Table of Contents

Part I - Financial

Information                                                                                 3

Item 1. Financial Statements                                                                3

        Unaudited Condensed Consolidated Balance Sheets                                     3

        Unaudited Condensed Consolidated Statements of Operations                           4

        Unaudited Condensed Consolidated Statement of Stockholders' Equity                  6

        Unaudited Condensed Consolidated Statements of Cash Flows                           7

        Notes to Unaudited Condensed Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis or Plan of Operation                          10

Part II - Other Information                                                                13

Item 1. Legal Proceedings                                                                  13

Item 2. Changes in Securities and Use of Proceeds                                          14

Item 3. Defaults Upon Senior Securities                                                    15

Item 4. Submission of Matters to a Vote of Security Holders                                15

Item 5. Other Information                                                                  15

Item 6. Exhibits and Reports on Form 8-K                                                   15



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

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2000             1999
                                                                                -------------     ------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                                        $    83,783      $     1,248
Accounts Receivable                                                                   43,565            3,376
Inventory                                                                                 --           13,508
Notes Receivable                                                                      65,967               --
Deposits and prepaid expenses                                                         91,567               --
                                                                                 -----------      -----------
                                                   TOTAL CURRENT ASSETS          $   284,882      $    18,132

PROPERTY AND EQUIPMENT (net of  accumulated
                  depreciation of $ 110,549 and $ 147,992 respectively)            2,419,301          154,641
Other Assets:
Organization Costs (net of accumulated
         amortization of $0 and $ 3,825 respectively)                            $        --      $       675
Noncompete Covenant (net of accumulated
         amortization of $0 and $ 6,150 respectively)                                     --           11,850
Intellectual Property (net of accumulated
         amortization of $0 and $ 37,917 respectively)                                    --          287,083
Other Assets                                                                          93,860               --
                                                                                 -----------      -----------
                                                     TOTAL OTHER ASSETS          $    93,860      $   299,608
                                                                                 -----------      -----------
                                                           TOTAL ASSETS          $ 2,798,043      $   472,381
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                                                 $ 2,079,906      $    61,261
Accrued and Other Current Liabilities                                                210,291          344,655
Debentures Payable                                                                     5,000           75,000
Litigation Settlement Payable                                                        666,600               --
Short Term Notes                                                                     341,425          252,004
Current Portion of Long Term Notes                                                        --          167,447
                                                                                 -----------      -----------
         TOTAL CURRENT LIABILITIES                                               $ 3,303,222          900,367

         TOTAL LIABILITIES                                                       $ 3,303,222      $   900,367
Stockholders' Deficit:
Common Stock, $ 0.001 par value, 200,000,000 shares authorized,
  30,069,309 and 16,553,457, shares, respectively, issued and outstanding        $    30,069      $   373,615
Common Stock Issuable, $ 0.001 par value, 8,890,767 shares                             8,891               --
Series I Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 2,842,770 and 3,000,000 shares, respectively, issued and
  outstanding, liquidation preference $2,842,770 and 3,000,000, respectively           2,843            3,000
Paid in Capital                                                                    2,346,139          220,557
Unearned Directors' Fees                                                            (130,959)              --
Accumulated Deficit                                                               (2,762,162)      (1,025,158)
                                                                                 -----------      -----------
TOTAL STOCKHOLDERS' DEFICIT                                                      $  (505,179)     $  (427,986)
                                                                                 -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                               $ 2,798,043      $   472,381
                                                                                 ===========      ===========

                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


                                               REGISTRANT SUBSEQUENT              REGISTRANT PRIOR
                                              TO REVERSE ACQUISITION           TO REVERSE ACQUISITION
                                              ----------------------  --------------------------------------
                                                FROM MAY 1, THROUGH    FROM JANUARY 1,     NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000    TO APRIL 30, 2000   SEPTEMBER 30, 1999
                                              ----------------------  -----------------   ------------------
Revenue                                            $     42,528         $     44,994         $    125,062

Operating Expenses                                 $  2,031,171         $    244,062         $    240,546
                                                   ------------         ------------         ------------
LOSS FROM OPERATIONS                               $ (1,988,643)        $   (199,068)        $   (115,484)

Other Income and (Expenses)
       Interest Income                                    3,780                   --                   --
       Interest Expense                                (111,394)             (23,644)             (21,846)
       Other                                           (665,905)                  --               (5,817)
                                                   ------------         ------------         ------------
Total Other Income and (Expenses)                  $   (773,519)        $    (23,644)        $    (27,663)
                                                   ------------         ------------         ------------
         NET LOSS BEFORE
           EXTRAORDINARY ITEM                      $ (2,762,162)        $   (222,712)        $   (143,147)

Loss on Extinguishment of Debt                               --               52,250                   --
                                                   ------------         ------------         ------------
         NET LOSS                                  $ (2,762,162)        $   (274,962)        $   (143,147)
                                                   ============         ============         ============
Weighted Average common shares outstanding-
basic and diluted                                    34,689,583           17,314,221           10,937,730
                                                   ============         ============         ============
NET LOSS per common share before
extraordinary item-basic and diluted               $       (.08)        $       (.01)        $       (.01)

Loss per common share-extraordinary item           $       (.00)        $       (.01)        $       (.00)
                                                   ------------         ------------         ------------
NET LOSS per common share -
basic and diluted                                  $       (.08)        $       (.02)        $       (.01)
                                                   ============         ============         ============


                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                               REGISTRANT SUBSEQUENT     REGISTRANT PRIOR
                                              TO REVERSE ACQUISITION  TO REVERSE ACQUISITION
                                              ----------------------  ----------------------
                                                THREE MONTHS ENDED         THREE MONTHS
                                                SEPTEMBER 30, 2000    ENDED SEPTEMBER 30, 1999
                                              ----------------------  ------------------------
Revenue                                            $     29,273         $     34,051

Operating Expenses                                 $  1,253,427         $     46,613
                                                   ------------         ------------

LOSS FROM OPERATIONS                               $ (1,224,154)        $    (12,562)
Other Income and (Expenses)
       Interest Income                                    1,841                   --
       Interest Expense                                 (36,394)              (3,105)
       Other                                           (665,905)                 (--)
                                                   ------------         ------------

Total Other Income and (Expenses)                  $   (700,458)        $     (3,105)
                                                   ------------         ------------

         NET LOSS                                  $ (1,924,612)        $    (15,667)
                                                   ============         ============

Weighted Average common shares outstanding-
basic and diluted                                    38,224,554           11,634,507
                                                   ============         ============
NET LOSS per common share -
basic and diluted                                  $       (.05)        $       (.00)
                                                   ============         ============




                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 2000


                                                           COMMON
                                            COMMON          STOCK       PREFERRED       PAID-IN
                                             STOCK        ISSUABLE        STOCK         CAPITAL
                                        -------------   -----------   -------------   -----------
BALANCE, JANUARY 1, 2000                $     373,615   $        --   $       3,000   $   220,557
   Net Loss through April 30, 2000
   Common stock exchanged for
    extinguishment of debt                        675           150                       106,425
   Common stock issued in
    exchange for services                         928                                     174,435
   Capital transactions resulting from
    Reverse Acquisition                      (345,849)         (339)           (157)     (839,911)
Transactions subsequent to
   Reverse Acquisition:
     Beneficial conversion feature
      associated with convertible notes                                                    75,000
     Conversion of Notes                                        500                        74,500
     1st 506 Private Placement                                8,000                     1,988,422
     2nd 506 Private Placement                                  360                       119,640
     Stock Issued Under Agreements
      with Directors                                            220                       149,780
     Warrants issued with short-term
      Notes Payable                                                                       124,767
     Stock Issued on Support24
      Resources, Inc Acquisition                  700                                     152,524
     Amortization of Unearned
      Directors' Fees
     Net Loss from May 1 through
      September 30, 2000
                                        -------------   -----------   -------------   -----------
BALANCE, SEPTEMBER 30, 2000             $      30,069   $     8,891   $       2,843   $ 2,346,139
                                        =============   ===========   =============   ===========


                                                         UNEARNED
                                         ACCUMULATED     DIRECTORS'
                                           DEFICIT          FEES          TOTAL
                                        --------------   ----------   ------------
BALANCE, JANUARY 1, 2000                $  (1,025,158)                $  (427,986)
   Net Loss through April 30, 2000           (274,962)                   (274,962)
   Common stock exchanged for
    extinguishment of debt                                                107,250
   Common stock issued in
    exchange for services                                                 175,363
   Capital transactions resulting from
    Reverse Acquisition                     1,300,120                     113,864
Transactions subsequent to
   Reverse Acquisition:
     Beneficial conversion feature
      associated with convertible notes                                    75,000
     Conversion of Notes                                                   75,000
     1st 506 Private Placement                                          1,996,422
     2nd 506 Private Placement                                            120,000
     Stock Issued Under Agreements
      with Directors                                        (150,000)          --
     Warrants issued with short-term
      Notes Payable                                                       124,767
     Stock Issued on Support24
      Resources, Inc Acquisition                                          153,224
     Amortization of Unearned
      Directors' Fees                                         19,041       19,041
     Net Loss from May 1 through
      September 30, 2000                   (2,762,162)                 (2,762,162)
                                        -------------  -------------  -----------
BALANCE, SEPTEMBER 30, 2000             $  (2,762,162) $    (130,959) $  (505,179)
                                        =============  =============  ===========



                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                                         REGISTRANT SUBSEQUENT            REGISTRANT PRIOR
                                                        TO REVERSE ACQUISITION         TO REVERSE ACQUISITION
                                                        ----------------------  --------------------------------------
                                                          FROM MAY 1, THROUGH    FROM JANUARY 1,    NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000    TO APRIL 30, 2000  SEPTEMBER 30, 1999
                                                        ----------------------  -----------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $(2,762,162)        $  (274,962)        $  (143,147)
   Adjustments to reconcile net loss to net cash used
   in operating activities
     Loss on Extinguishment of Debt                                   --              52,250                  --
     Common Stock Issued for Services                                 --             175,363                  --
     Non-cash Interest Expense                                   106,192              22,000                  --
     Other Non-Cash Expenses                                      49,652                  --                  --
     Depreciation                                                110,549              11,240              34,187
     Amortization                                                     --               6,541              19,625
   (Increase) decrease in:
     Accounts Receivable                                         (31,296)                 --                  --
     Deposits, Prepaid Expenses, and Other Assets                (91,592)                 --                  --
     Notes Receivable                                            (65,967)                 --                  --
   Increase (decrease) in:
     Accounts Payable                                            361,992             (17,000)             (1,402)
     Litigation Settlement Payable                               666,600
     Accrued and Other Current Liabilities                        67,851                  --              48,185
                                                             -----------         -----------         -----------
                  NET CASH USED IN
                  OPERATING ACTIVITIES                       $(1,588,181)        $   (24,568)        $   (42,552)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                                        (820,058)                 --                  --
   Cash Acquired in Business Combination                              31                  --                  --
   Cash Acquired in Reverse Acquisition                               72                  --                  --
                                                             -----------         -----------         -----------
                  NET CASH USED IN
                  INVESTING ACTIVITIES                          (819,955)                 --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-Term Borrowings                                         280,233              28,720              47,319
   Repayment of Borrowings                                      (122,447)                 --                  --
   Private Placements of Common Stock                          2,116,422                  --              (5,274)
   Beneficial Conversion Feature on Notes Payable                 75,000                  --                  --
   Issuance of Warrants                                          124,767                  --                  --
   Capitalization of Global Wireless                              17,944                  --                  --
                                                             -----------         -----------         -----------
                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                         2,491,919              28,720              42,045
                                                             -----------         -----------         -----------
                  NET INCREASE (DECREASE) IN CASH            $    83,783         $     4,152         $      (507)

CASH AT BEGINNING OF PERIOD                                           --               1,248                 526
                                                             -----------         -----------         -----------
   CASH AT END OF PERIOD                                     $    83,783         $     5,400         $        19
                                                             ===========         ===========         ===========


                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Effective September 25, 2000, the Company amended its certificate of incorporation and changed its name from Aarow Environmental Group, Inc. to Aaro Broadband Wireless Communications, Inc. to more closely reflect the Company's business plan and direction.

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

As a result of the merger, certain of AAROW's assets, including UTICA Publishing Corporation, a subsidiary, were disposed, certain of AAROW'S liabilities were extinguished, certain shares of AAROW's outstanding preferred and common stock were cancelled, and warrants exercisable for the purchase of 1,850,000 shares of common stock at $.375 were issued. These transactions have been treated as capital transactions.

The accompanying financial statements reflect the historical operating results of AAROW prior to May 1, 2000 as "Registrant Prior to Reverse Acquisition" and the historical results of Global Wireless and AAROW subsequent to May 1, 2000 as "Registrant Subsequent to Reverse Acquisition".


STOCKHOLDERS' EQUITY

The Company's common stock is quoted on the over the counter bulletin board under the stock symbol of AARW (previously AARO).

Common Stock: At September 30, 2000 there were 200,000,000 shares authorized, 30,069,309 issued and outstanding at $0.001 per share par value. Additionally, at September 30, 2000, the Company had received consideration for 8,890,767 shares of common stock to be issued by the transfer agent in October 2000.

Stock Options and Warrants Outstanding at September 30, 2000:

     o warrants exercisable for the purchase of 500,000 shares of common stock at an exercise price of $.75 per share expiring on April 24, 2005,

     o warrants exercisable for the purchase of 2,950,000 shares of common stock during various periods at exercise prices of $.25 to $.375 per share expiring on or before June 30, 2005,

     o stock options granted under a stock option plan exercisable for the purchase of 42,000 shares of common stock at $.375 per share expiring June 30, 2005,

     o warrants exercisable for the purchase of 8,240,000 shares of common stock at $3.00 per share expiring on June 30, 2005, and

     o warrants exercisable for the purchase of 620,000 shares of common stock at $.50 per share expiring on June 30, 2005.

The board of directors is authorized to issue additional stock options exercisable for the purchase of 2,458,000 shares of common stock under the stock option plan.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY - CONTINUED

Convertible Preferred Stock: At September 30, 2000, there were 5,000,000 shares of Series I Preferred Stock authorized with 2,842,770 issued and outstanding. Each share has a $ 0.001 par value, is convertible into three shares of common stock, and has a liquidation preference of $1.00 per share. These shares have subsequently been converted to common stock in the 4th quarter of 2000 per the requests of the Series I Preferred Stock shareholders.

On October 5, 2000, 2,000,000 shares of Series I Preferred Stock were sold to The Oklahoma Publishing Company for a total of $2,000,000. Management believes there is no intention to convert these to common stock in the near future, but as with all Series I Convertible Preferred Stock they are convertible into three shares of common stock upon request of the Series I Preferred Stock shareholder.

CONVERTIBLE NOTES

During the second quarter of 2000, the Company issued Convertible Notes of $75,000, which contained a beneficial conversion feature and for which conversion was automatic upon the AAROW - Global Wireless merger. The proceeds from the notes were allocated to the beneficial conversion feature, and upon conversion, $75,000 was reflected as interest expense.

GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a loss for the period ended September 30, 2000. Management, through the merger with Global Wireless Communications, Inc. has begun a plan to recapitalize the Company and change its business emphasis. There can be no assurance that the Company will be successful in its efforts to implement this plan. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding and issuable. Basic and diluted loss per share are the same because the Company's warrants and convertible preferred stock are anti-dilutive.

LITIGATION SETTLEMENT AND OTHER LITIGATION

The Broadband Wireless International Corporation and Broadcom Wireless Communications lawsuits were settled and approved by the court on October 16, 2000. The effect of this settlement is reflected as Litigation Settlement Payable and Other Expense in the three months ended September 30, 2000. Per the settlement agreement, 3,000,000 common shares were issued for the full and final settlement of all claims. The reduction of the Litigation Settlement Payable and the recording of Common Stock and Paid in Capital will be recorded in October 2000, when the settlement was consummated.

On October 27, 2000, an action styled Patricia A. Camp v. Aarow Environmental Group, Inc., Utica Publishing Corporation. D. Fredrick Shefte, Sammy D. Yates, and Jim W. Bolt, Case No. CIV 2000-1135-4, was filed in the Circuit Court of Washington County, Arkansas. Ms. Camp alleges that in or about 1995, she was a 50% partner with Jim Bolt operating under an oral partnership agreement as the Arkansas Chronicle. In late 1996 Ms. Camp and Jim Bolt allegedly acquired from Mr. Yates a business known as Copies Plus and operated and managed Copies Plus as co-owners and participants in a joint enterprise. Furthermore, in 1999, Jim Bolt and Sammy D. Yates allegedly merged or consolidated the Arkansas Chronicle and Copies Plus into a new entity called Utica Publishing Corporation that on September 2, 1999, merged with Aarow Environmental Group, Inc. In August 1999, Ms. Camp allegedly was approached by Jim Bolt to sign Exhibit "A" of the Agreement for Purchase and Sale of Stock of Utica Publishing to Aarow Environmental. Ms. Camp states that she did sign the agreement without reading the complete document and she now claims that she did not receive the proper amount of shares for her interest in Utica Publishing.

Because of the recent filing of this case, the Company is currently unable to assess the merits of the claims made; however, we believe the merits to be questionable. The Company is vigorously defending this case and intends to pursue any claims that we may have against Ms. Camp.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Effective May 1, 2000, Global Wireless Technologies, Inc. merged with our subsidiary and became our wholly-owned subsidiary. We are developing our wireless communication services to become a fully integrated applications service provider. In order to accomplish this goal and maintain the highest quality of service, we are building our Carrier Class Network and utilizing the latest in new wireless transport technology to deliver the broadband width necessary to effectively run and provide our application services. These services include Video Conferencing, Video on Demand and Application Services Hosting. Our other services include Virtual Private Networks (VPN's) and Telephony over IP (telephone service over Internet protocol), providing both local and long-distance telephone services, that will also be available at faster speeds and lower costs. On September 25, 2000, our Certificate of Incorporation was amended to change our name to Aaro Broadband Wireless Communications, Inc. and increased our authorized shares of common stock from 30,000,000 to 200,000,000. We believe the name change more closely reflects our new business plan and direction.

We intend to offer our wireless communications services initially to commercial office space tenants and owners who currently do not have high bandwidth service. Due to the relatively low cost of building our wireless network, we anticipate that we will be able to offer our services to customers at a cost lower than they now incur for conventional hard-wired services. We anticipate that our wireless communications services offer cost savings, while achieving time savings and productivity gains.

On September 2, 1999, we acquired Utica Publishing Corporation. Utica operated a general commercial printing and copying business and published two Spanish language magazines in Northwest Arkansas. On May 10, 2000, we transferred and assigned all of the outstanding capital stock of Utica Publishing to Jim Bolt. Following this assignment, Utica Publishing ceased to be our wholly-owned subsidiary. This transfer was pursuant to a settlement agreement, which also resulted in the dismissal of pending litigation involving us, our directors and officers and certain individuals.

We previously developed, manufactured, marketed and distributed a core of products and services that addressed specific environmental issues. These products and services were focused on soil and groundwater remediation with emphasis on bioremediation.

Subsequent Events

On November 16, 2000, we entered into an agreement with the Oklahoma Municipal League granting them the sole and exclusive right for two years to contract with Oklahoma municipalities (excluding Oklahoma City, Tulsa and Stroud) for our products and services in Oklahoma. The OML consists of 415 member municipalities in Oklahoma out of approximately 456 total municipalities. The agreement contains an automatic renewal for three additional terms of two years each unless terminated in writing by either party no less than ninety days prior to the end of the initial term or the renewal term. OML agreed not to make any contract or agreements for our products and services with any municipalities or other entities outside Oklahoma without the prior written consent of Aaro. Our products and services generally include fixed wireless broadband Internet connectivity and related applications and products. OML agreed to:

     a. arrange and/or coordinate all the necessary equipment required for the installation and operation of our products and services in each Oklahoma municipality for our own account and ownership, but for the exclusive use by the municipality;

     b. market to and negotiate with Oklahoma municipalities for the utilization of our products and services upon terms and conditions agreeable to us;

     c. obtain written service agreements with each Oklahoma municipality detailing the terms and conditions relating to the provisions of the product and services to be offered;

     d.   allocate and deliver 40% of the revenues to us.

On October 5, 2000, 2,000,000 shares of Series I Preferred Stock were sold to The Oklahoma Publishing Company for $2,000,000. Each share of the Series I Convertible Preferred Stock is convertible into three shares of common stock and has a liquidation preference of $1.00 per share.

On September 30, 2000, we signed our first "Exclusive Master Distributorship Agreement" with Aaro Broadband Wireless Communications of Missouri, L.L.C. The following are some of the terms of the agreement:

     a. the distributor has the sole and exclusive rights to distribute our products and services in Springfield, Missouri, for an initial term of 10 years with two additional terms of 5 years;

     b. the distributor is obligated to pay to us a one-time, non-refundable fee of $250,000;

     c. the distributor is required to pay to us a monthly utilization fee equal to the greater of $7,500 or 50% of the gross revenues received by the distributor in the preceding month from its customers for products and services less: (i) long-distance fees charged by the distributor's phone carrier; and (ii) the distributor's cost of equipment sold to its customers;

     d. we agreed to provide the distributor certain equipment (for our own account and ownership, but for the exclusive use by the distributor), including the installation and configuration at site designated by the distributor, subject to our reasonable approval;

     e. we agreed to maintain our data center and its associated backup facilities, with servers, routers, ATM switches, modems, wireless radios and other electronics to supply, as available to us, to the distributor with applications including voice over IP, unified messaging when available, streaming video, video conferencing and electronic commerce.

As of November 13, 2000, we had requests for information regarding our "Exclusive Master Distributorship Agreement" from other locations in Kansas, Arkansas, Oklahoma, Texas and Virginia. These requests are in the initial phase of analysis at this time.

Results of Operations

The following tables set forth selected results of operations for the three months and nine months periods ended September 30, 2000 and 1999. The selected results of operations are derived from our unaudited condensed consolidated financial statements presented elsewhere in this report. These tables reflect the historical operating results prior to and subsequent to our merger with Global Wireless on May 1, 2000, as "Registrant Prior to Reverse Acquisition" and "Registrant Subsequent to Reverse Acquisition". The period from January 1, 2000 to April 30, 2000 includes the operations of Utica Publishing, which was acquired in September 1999. The results of operations for the period from May 1, 2000 to September 30, 2000 and the nine months ended September 30, 1999 do not include the operations of Utica Publishing. Therefore, the combined periods prior and subsequent to the reverse acquisition ended September 30, 2000 are not comparable to the three months and nine months ended September 30, 1999 due to the purchase accounting adjustments associated with the acquisition of Utica Publishing and the inclusion of the operating results of Utica Publishing during the period from January 1, 2000 to April 30, 2000. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                          REGISTRANT SUBSEQUENT           REGISTRANT PRIOR
                                         TO REVERSE ACQUISITION        TO REVERSE ACQUISITION
                                        ------------------------       ----------------------
                                           THREE MONTHS ENDED            THREE MONTHS ENDED
                                           SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                        ------------------------       ----------------------
Revenue                                 $    29,273       100.0%       $ 34,051        100.0%
Operating Expenses                      $ 1,253,427      4281.9%       $ 46,613        136.0%
                                        -----------     -------        --------     --------
Loss from Operations                    $(1,224,154)    (4181.9%)      $(12,562)       (36.0%)
                                        -----------     -------        --------     --------
   Interest Income                      $     1,841         6.3%       $     --          N/A
   Interest Expense                         (36,394)     (124.3%)        (3,105)        (9.1%)
   Other                                   (665,905)    (2274.8%)            --          N/A
                                        -----------     -------        --------     --------
     Total Other Income and (Expense)      (700,458)    (2392.8%)      $ (3,105)        (9.1%)
                                        -----------     -------        --------     --------
   Net Loss                             $(1,924,612)    (6574.7%)      $(15,667)       (46.1%)
                                        ===========     =======        ========     ========

Discussion of Three months ended September 30, 2000

During three months ended September 30, 2000, we had revenue of $29,273 resulting from custom programming, consulting and providing broadband wireless transport. We experienced delays in the deployment of service to new cities and the execution of our business plan due to cash flow shortages, delays in availability of computer equipment and the litigation with Broadband and Broadcom. We are currently in the process of acquiring the necessary equipment to complete the deployment of our Regional Hubs, National Operations Center and individual customer sites for our wireless communications services. We expect to make progress on the connecting of broadband wireless customers in Oklahoma City, Tulsa and Austin by December 31, 2000.

Operating expenses of $1,253,427 consisted predominately of facilities and telecom charges, depreciation-amortization, contract services, occupancy costs and employee costs. Facilities and telecom charges of $153,429 were incurred as we connected offices and Regional Hubs with the National Operations Center and related site expenses for wireless transmission. Contract Services include expenses related to professional services and contract labor fees and totaled $144,277. Occupancy costs of $121,946 include the cost of office leases, insurance, and office related expenses. Public relations expenses to promote our products and services amounted to $34,291, which included trade show and promotional costs. Employee costs totaled $616,794 for the three months ended September 30, 2000. Other miscellaneous operating expenses for the three months ended September 30, 2000, were $46,103.

Interest Expense of $36,394 was primarily the result of the accretion of the discount on short-term notes issued in September 2000.

This accretion was a non-cash expense. The additional interest expense was attributable to debt service on short-term financing resulting from some bridge financing.

Other Expense in the amount of $665,905 was mainly due to litigation expenses associated with settlement of the Broadband and Broadcom lawsuit.


                                          REGISTRANT SUBSEQUENT                           REGISTRANT PRIOR
                                          TO REVERSE ACQUISITION                       TO REVERSE ACQUISITION
                                       ---------------------------   ---------------------------------------------------------
                                           FROM MAY 1, THROUGH             FROM JANUARY 1,               NINE MONTHS ENDED
                                            SEPTEMBER 30, 2000            TO APRIL 30, 2000             SEPTEMBER 30, 1999
                                       ---------------------------   ---------------------------   ---------------------------
Revenue                                $    42,528          100.0%   $    44,994         100.0%    $   125,062          100.0%
Operating Expenses                     $ 2,031,171         4776.1%   $   244,062         542.4%    $   240,546          192.3%
                                       -----------    -----------    -----------   -----------     -----------    -----------
Loss from Operations                   $(1,988,643)       (4676.1%)  $  (199,068)       (442.4%)   $  (115,484)         (92.3%)
Other Income and (Expenses)
   Interest Income                           3,780            8.9%            --           N/A              --            N/A
   Interest Expense                       (111,394)        (261.9%)      (23,644)        (52.5%)       (21,846)         (17.5%)
   Other                                  (665,905)       (1565.8%)           --           N/A          (5,817)          (4.7%)
                                       -----------    -----------    -----------   -----------     -----------    -----------
     Total Other Income and (Expense)  $  (773,519)       (1818.8%)  $   (23,644)        (52.5%)   $   (27,663)        (22.11%)
                                       -----------    -----------    -----------   -----------     -----------    -----------
Net Loss before extraordinary item     $(2,762,162)       (6494.9%)  $  (222,712)       (495.0%)   $  (143,147)        (114.5%)
   Loss on extinguishment of debt               --            N/A         52,250         116.1%             --            N/A
                                       -----------    -----------    -----------   -----------     -----------    -----------
   Net Loss                            $(2,762,162)       (6494.9%)  $  (274,962)       (611.1%)   $  (143,147)        (114.5%)
                                       ===========    ===========    ===========   ===========     ===========    ===========


Discussion of Period from May 1, 2000 through September 30, 2000

During the five months ended September 30, 2000, we had revenue of $42,528 resulting from custom programming, consulting and providing broadband wireless transport. During the most recent three months, we experienced delays in the deployment of service to new cities and the execution of our business plan due to cash flow shortages, delays in availability of computer equipment and the litigation with Broadband and Broadcom. We are currently in the process of acquiring the necessary equipment to complete the deployment of our Regional Hubs, National Operations Center and individual customer sites for our wireless communications services. We expect to make progress on the connecting of broadband wireless customers in Oklahoma City, Tulsa and Austin by December 31, 2000.

Operating expenses of $2,031,171 consisted predominately of facilities and telecom charges, occupancy costs, contract services, depreciation-amortization, public relations expenses and employee costs. Facilities and telecom charges of $225,434 were incurred as we connected offices and Regional Hubs with the National Operations Center and related site expenses for wireless transmission. Occupancy costs of $220,186 include the cost of office leases, insurance and office related expenses. Contract Services include expenses related to professional services and contract labor fees and totaled $162,341. Depreciation and amortization expense for the five months ended September 30, 2000, was $139,263. Public relations expenses to promote our products and services amounted to $68,533, which included trade shows and promotional costs. Our efforts to build a wireless, carrier-class network requires a substantial investment in employee costs due to the technical nature of the business and the requirement to obtain qualified personnel. Employee costs totaled $1,126,053 for the five months ended September 30, 2000. Other miscellaneous operating expenses for the five months ended September 30, 2000, were $89,361.

Interest Expense of $111,394 was primarily the result of the accretion of the discount on convertible notes issued in April 2000 and converted to common stock upon completion of the merger-acquisition of Global and of the accretion of the discount on short-term notes issued in September 2000. This accretion was a non-cash expense. Additional interest expense is related to debt service on short-term financing resulting from some bridge financing.

Other Expense in the amount of $665,905 was mainly due to litigation expenses associated with settlement of the Broadband and Broadcom lawsuit.

Liquidity and Capital Resources

Historically, we have financed our growth from borrowings and sale of our equity securities. Net cash used by operating activities totaled $1,588,181 in the period May 1, 2000 through September 30, 2000. Net cash used by investing activities in the same period totaled $819,955 due to the purchase of equipment. Cash flows provided by financing activities were $2,491,919 during the five months ended September 30, 2000. During the five months ended September 30, 2000, we had a net cash increase of $83,783.

On June 30, 2000, we completed a private placement offering of 8,000,000 units, each unit consisting of one share of Common Stock and one Redeemable Warrant at $.25 per unit. We received net proceeds from this offering of $1,996,422. Each of the redeemable warrants is exercisable until June 30, 2005 for the purchase of one share of common stock for $3.00. These funds have been utilized for the purpose of payment of current liabilities and development of our wireless communications networks and marketing of the related products and services.

In addition, as of September 30, 2000, we received net proceeds from a second private placement offering of $120,000 for sale of 12 units, each unit consisting of 30,000 shares of common stock and 20,000 redeemable warrants. As of November 13, 2000, we had received approximately $830,000 in net proceeds from this second offering from the sales of 83 units. Each of the redeemable warrants is exercisable until June 30, 2005, for the purchase of one share of common stock for $3.00. These funds will be utilized for the purpose of payment of current liabilities, development of our wireless communications networks, marketing of the related products and services and to retire short-term notes payable.


                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On May 24, 2000, an action styled Broadband Wireless International Corporation, f/k/a Black Giant Oil Company v. Ronald L. Baker, Aarow Environmental Group, Inc. a/k/a aaro Broadband Wireless Communications Corporation and Getmore Communications, Inc., Case No. CJ-2000-3816, was filed in the District Court of Oklahoma County, Oklahoma. The plaintiffs were seeking to

     o prohibit further conduct, statements or actions in anyway made to appear as acts of Broadband,

     o prohibit the continued conversion by Baker of Broadband's name, accounts, property or business opportunities,

     o damages exceeding $10,000 for conversion, fraud and negligent misrepresentation from the defendants,

     o punitive damages for conversion, fraud, and negligent misrepresentation,

     o    interest, attorney fees and cost.

On July 14, 2000, an action styled Broadcom Wireless Communications, Corp., and Black Giant Resources Corporation v. Ronald L. Baker, Arrow Environmental Groups, Inc. a/k/a aaro Broadband Wireless Communications Corporation, and GetMore Communications, Inc., Case No. CJ-2000-5129-63, was filed in the District Court of Oklahoma County, Oklahoma. The plaintiffs were seeking to receive actual damages exceeding $10,000, punitive damages, interest, attorney's fees, and the costs of the action and such other and further relief that appears just and proper.

Both of these cases were settled and approved by the court on October 16, 2000. The effect of this settlement is reflected as Litigation/Settlement Payable and Other Expense in the three months ended September 30, 2000. Per the settlement agreement, we issued 3,000,000 common shares for the full and final settlement of all claims. The reduction of the Litigation/Settlement Payable and the recording of Common Stock and Paid in Capital will be recorded in October 2000, when the settlement was consummated.

On October 27, 2000, an action styled Patricia A. Camp v. Aarow Environmental Group, Inc., Utica Publishing Corporation, D. Fredrick Shefte, Sammy D. Yates and Jim W. Bolt, Case No. CIV 2000-1135-4, was filed in the Circuit Court of Washington County, Arkansas. Ms. Camp alleges that in or about 1995, she was a 50% partner with Jim Bolt operating under an oral partnership agreement as the Arkansas Chronicle. In late 1996, Ms. Camp and Jim Bolt allegedly acquired from Mr. Yates a business known as Copies Plus and operated and managed Copies Plus as co-owners and participants in a joint enterprise. Furthermore, in 1999, Jim Bolt and Sammy D. Yates allegedly merged or consolidated the

Arkansas Chronicle and Copies Plus into a new entity called Utica Publishing Corporation that on September 2, 1999, merged with Aarow Environmental Group, Inc. In August 1999, Ms. Camp allegedly was approached by Jim Bolt to sign Exhibit "A" of the Agreement for Purchase and Sale of Stock of Utica Publishing to Aarow Environmental. Ms. Camp states that she did sign the agreement without reading the complete document and she now claims that she did not receive the proper amount of shares for her interest in Utica Publishing.

Because of the recent filing of this case, the Company is currently unable to assess the merits of the claims made; however, we believe the merits to be questionable. The Company is vigorously defending this case and intends to pursue any claims that we may have against Ms. Camp.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2000, we completed a private placement offering of 8,000,000 units, each consisting of one share of common stock and one redeemable warrant. Each redeemable warrant is exercisable for the purchase of one share of common stock for $3.00 and is subject to being called by us anytime after the common stock has an average closing sale price of $4.50 per share for five consecutive trading days. This offering was completed for cash proceeds of $2,000,000 ($.25 per unit). These funds have been utilized to settle certain debts incurred prior to the merger with Global Wireless, purchase communications equipment and computer equipment, complete the Tulsa regional hub deployment, and for working capital including payroll, rents, operating expenses, etc. The units were sold to 77 investors each qualifying as an accredited investor within the meaning Rule 501(a).

On May 1, 2000, as a result of the merger-acquisition of Global Wireless Technologies, Inc., five convertible promissory notes, in the aggregate principal amount of $75,000, held by five lenders were converted into 500,000 shares of common stock. Each holder of these promissory notes qualified as an accredited investor within the meaning of Rule 501(a). The original issuance of these promissory notes and their conversion to common stock were made without payment of sales commissions or other remuneration.

Effective May 1, 2000, in connection with the merger-acquisition of Global Wireless Technologies, Inc., AAROW issued 22,175,961 shares of common stock to the shareholders of Global Wireless Technologies, Inc. in exchange for the capital stock of Global Wireless Technologies, Inc. Furthermore, 1,850,000 warrants were issued to five individuals and one limited liability company. Each warrant is exercisable on or before June 30, 2005 for the purchase of one share of common stock for $.375. One of the terms of the settlement with Broadband Wireless International Corporation and Broadcom Wireless Communications, Corp. included a provision that 1,400,000 of these warrants be exchanged for new warrants and the shares of common stock underlying these new warrants be issued without restrictions on transfer as free trading due to the agreement of these individuals to forgive their Convertible Debentures owed them by Broadband Wireless International Corporation.

On September 20, 2000, we modified a second private placement to 667 units, each unit consisting of 30,000 shares of common stock and 20,000 redeemable warrants. Each redeemable warrant is exercisable for the purchase of one share of common stock for $3.00 and is subject to being called by us anytime after the common stock has an average closing sale price of $4.50 per share for five consecutive trading days. As of September 30, 2000, we had received net proceeds from this second private placement offering of $120,000 from the sale of 12 units. As of November 13, 2000, we had received approximately $830,000 in net proceeds from this second offering from the sales of 83 units. Each of the redeemable warrants is exercisable until June 30, 2005, for the purchase of one share of common stock for $3.00. These funds will be utilized for the purpose of payment of current liabilities, development of our wireless communications networks, marketing of the related products and services and to retire short-term notes payable.

During September 2000, we issued eight promissory notes totaling $310,000 maturing at various dates between December 1, 2000, and December 31, 2000 at an annual interest rate of 8% per annum. Furthermore, 620,000 redeemable warrants were issued to these eight individuals based upon two warrants for each dollar loaned. Each warrant is exercisable on or before June 30, 2005 for the purchase of one share of common stock for $.50. As of November 15, 2000, an additional $490,000 was issued on four promissory notes maturing at various dates between December 1, 2000, and December 31, 2000, at an annual interest rate of 8% per annum. Furthermore, these promissory notes also included redeemable warrants on the same basis as above.

During August 2000, three independent directors began serving on our board of directors. For their services as directors, each of these directors are entitled to receive shares of our common stock having an aggregate value of $50,000 at the beginning of each year of their service. The value of the shares is or will be based upon the closing sale price of our common stock on the date of acceptance and the anniversary of their directorships. Furthermore, we have agreed to pay them director's fees of $500 for each meeting attended and reimbursement of all normal and necessary travel, lodging and other expenses related to their attendance. In August 2000, we issued 220,141 shares to these directors.

On August 31, 2000, we exchanged 700,000 shares of our common stock for the outstanding capital stock of Support24 Resources and Support24 Resources became our wholly-owned subsidiary. This acquisition was completed in order to acquire the services of their two management personnel for their expertise in the communications industry. The assets and revenues of Support24 Resources, Inc. as of the acquisition date were insignificant and all of its activities have been suspended.

The Broadband Wireless International Corporation and Broadcom Wireless Communications lawsuits were settled and approved by the court on October 16, 2000. The effect of this settlement was recorded as litigation settlement payable and other expense in the three months ended September 30, 2000. Per the settlement agreement, 3,000,000 shares of our common stock were issued. The reduction of the litigation settlement payable and the recording of common stock and paid in capital will be recorded in October 2000.

On October 5, 2000, 2,000,000 shares of Series I Preferred Stock were sold to The Oklahoma Publishing Company for net proceeds of $2,000,000 ($1.00 per share) without payment of any commissions or other remuneration. The funds from this transaction have been set aside for capital expenditures only and are being accounted for separately.

We relied on Rule 147 and Sections 3(a)(10) and 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D for exemption from the registration requirements of the Act. Each investor was furnished with information concerning our formation and operations, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from each of the acquiring persons representing the intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the certificates representing the common stock and the warrants (other than the securities issued in accordance with Section 3(a)(10) of the Securities Act of 1933) carry a legend restricting transfer of the securities represented thereby. Furthermore, we have issued stop transfer instructions to Securities Transfer Corporation, the transfer agent for the common stock, covering the certificates representing the common stock issued in the above-described transactions and warrants (other than the securities issued in accordance with Section 3(a)(10) of the Securities Act of 1933).

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5. OTHER INFORMATION

         None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--

               2.1 Merger Agreement, dated May 23, 2000 with Support 24, an Oklahoma Corporation and Aaro Broadband Wireless Communications, Inc.


               10.1 Settlement Agreement, dated September 20, 2000, by and between AAROW Environmental Group, Inc. a/k/a AARO Broadband Wireless Communications, Inc., Getmore Communications, Inc., GKD, Inc., Ronald L. Baker, Gary Duke, Broadband Wireless International Corporation f/k/a Black Giant Oil Company, Ivan Webb, BroadCom Wireless Communications Corporation a/k/a BroadCom Communications Group, a/k/a Broadband Wireless Communications Corporation.

               10.2 Contract, dated November 16, 2000, by and between Aaro Broadband Wireless Communications, Inc. and the Oklahoma Municipal League.

               27 Financial Data Schedule

         Reports on Form 8-K--

                  Item 1.  None



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                                (Registrant)


Date:  November 20, 2000        By /s/ RONALD L. BAKER
                                   --------------------------------------------
                                   Ronald L. Baker, President


                                By /s/ MICHAEL W. CANFIELD
                                   --------------------------------------------
                                   Michael W. Canfield, Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
2.1      Merger Agreement, dated May 23, 2000 with Support 24, an Oklahoma
         Corporation and Aaro Broadband Wireless Communications, Inc.

10.1     Settlement Agreement, dated September 20, 2000, by and between AAROW
         Environmental Group, Inc. a/k/a AARO Broadband Wireless Communications,
         Inc., Getmore Communications, Inc., GKD, Inc., Ronald L. Baker, Gary
         Duke, Broadband Wireless International Corporation f/k/a Black Giant
         Oil Company, Ivan Webb, BroadCom Wireless Communications Corporation a/k/a BroadCom Communications Group, a/k/a Broadband Wireless
         Communications Corporation.

10.2     Contract, dated November 16, 2000, by and between Aaro Broadband
         Wireless Communications, Inc. and the Oklahoma Municipal League.

27       Financial Data Schedule