Form 10KSB40/A
period 1999-12-31
AARO BROADBAND WIRELESS COMMUNICATIONS INC
filed 2001-02-20
CIK 47968

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

  TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934 FOR THE TRANSITION PERIOD FROM _________TO ________.

                         COMMISSION FILE NUMBER: 0-6292


                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                   (FORMERLY AAROW ENVIRONMENTAL GROUP, INC.)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            NEVADA                                        71-0752569
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                           210 PARK AVENUE, SUITE 2100
                          OKLAHOMA CITY, OKLAHOMA 73102
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                    ISSUER'S TELEPHONE NUMBER: (405) 415-2750

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and nondisclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

Issuer's revenues for its most recent fiscal year were $ 33,524.

The aggregate market value of the voting stock held by shareholders other than officers, directors, or greater than 10% shareholders was $2,347,633 as of March 27, 2000 based upon the average bid and asked prices on such date.

The number of outstanding shares of Common Stock as of March 27, 2000, was 17,398,561.

                     Transitional Small Business Disclosure
                               Format (Check one):
                                   Yes   No X

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----

Part I                                                                                   -1-
Item 1.  Description of Business                                                         -1-
         General                                                                         -1-
         Background                                                                      -1-
                  Reincorporation Merger                                                 -1-
                  RFM Arkansas Acquisition                                               -2-
         Purchase of Utica Publishing Corporation                                        -2-
         Business                                                                        -2-
         Marketing                                                                       -2-
         Contractual Arrangements                                                        -3-
         Competition                                                                     -3-
         Government Regulation                                                           -3-
         Environmental Matters                                                           -3-
         Employees                                                                       -4-
         Deferred Compensation                                                           -4-
Item 2.  Description of Property                                                         -4-
Item 3.  Legal Proceedings                                                               -4-
Item 4.  Submission of Matters to a Vote of Security Holders                             -4-

Part II                                                                                  -5-
Item 5.  Market for Common Equity and Related Stockholders Matters                       -5-
Item 6.  Management's Discussion and Analysis or Plan of Operation                       -7-
         Results of Operations                                                           -7-
         Liquidity and Capital Resources                                                 -8-
Item 7.  Financial Statements                                                            -8-
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                            -9-
Part III                                                                                 -9-
Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                               -9-
Item 10. Executive Compensation                                                         -10-
         Compensation of Directors                                                      -10-
         Stock Option Plan                                                              -10-
         Officer and Director Liability                                                 -11-
Item 11. Security Ownership of Certain Beneficial Owners and Management                 -11-
Item 12. Certain Relationships and Related Transactions                                 -11-
Item 13. Exhibits and Reports on Form 8-K                                               -12-
(a)      Exhibits                                                                       -12-
(b)      Reports on Form 8-K                                                            -13-

Part I

Item 1. Description of Business.

General

    On May 1, 2000, a Company subsidiary merged with Global Wireless Technologies, Inc. (Global Wireless) and Global Wireless became the Company's wholly-owned subsidiary. As a result of this merger, the stockholders of Global Wireless became the majority shareholders of the Company. Additionally, the officers and directors of the Company were replaced by individuals associated with Global Wireless. Global Wireless was formed in April 2000 and did not have any significant operations at the date of this merger. This transaction was considered a capital transaction in 2000 equivalent to the issuance of stock by Global Wireless for the net assets of the Company, with no goodwill or other intangible assets recorded, accompanied by a recapitalization; similar to a reverse acquisition.

    As a result of the merger, certain of the Company's assets, including Utica Publishing Corporation ("Utica"), were disposed, certain liabilities were extinguished, certain shares of outstanding preferred and common stock were cancelled, and warrants exercisable for the purchase of 1,850,000 shares of common stock at $.375 were issued. These transactions were treated as capital transactions in 2000.

    Also, as a result of this merger, the Company's business emphasis changed. Currently, the Company is developing wireless communication services to become a fully integrated applications service provider. It is the Company's plan to build a carrier class network and utilize wireless transport technology to deliver the broadband width necessary to effectively run and provide application services, including video conferencing, video on demand and application services hosting. Other services are expected to include virtual private networks and telephone service, both local and long-distance, over Internet protocol. It is the Company's plan to offer its wireless communications services initially to commercial office space tenants and owners who currently do not have high bandwidth service.

    On September 25, 2000, the Company's name was changed to "Aaro Broadband Wireless Communications, Inc." to more closely reflect the Company's business emphasis.

    This amended report reflects the business prior to the merger with Global Wireless and amends the December 31, 1999 Form 10-KSB filed in March 2000. This amendment results from restatement of the financial statements as discussed in Note B to the accompanying financial statements.

Background

    Aarow Environmental Group, Inc. (the "Company" or "Aarow Environmental") through its wholly-owned subsidiary, Rain Forest - Moose, Ltd., an Arkansas corporation ("RFM Arkansas"), developed, manufactured, marketed and distributed a core of products and services which addressed specific environmental issues. These issues were: (1) Soil and Groundwater Remediation with an emphasis on bioremediation (a form of remediation which utilized microbial bacteria to digest harmful contaminants.) (2) Animal Waste Management through the development of and exclusive marketing of a newly designed processing machine that would tackle most of the problems associated with animal waste. (3) Manufacture and marketing of Organic Fertilizer.

    In addition, the Company acquired Utica on September 2, 1999 as a wholly owned subsidiary. Utica operated a general commercial printing and copying business and published two Spanish language magazines in Northwest Arkansas. This acquisition was reported on Form 8-K filed Sept. 17, 1999 and amended on November 19, 1999.

    The executive offices of the Company were formerly located at 1505 Walnut, Rogers, Arkansas 72756. As a result of the merger with Global Wireless, the Company's offices were relocated to 210 Park Avenue, Suite 2100, Oklahoma City, Oklahoma 73102-5604 and the Company's telephone number is (405) 415-2750.

    Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, inc.), the former parent of Aarow Environmental, was incorporated in April 1970. Rendezvous Trails of America, Inc. became inactive in 1986 and did not conduct any operations or activities through 1995.

    Reincorporation Merger. Aarow Environmental was incorporated in Nevada on February 21, 1996, as Rain Forest - Moose, Ltd., a wholly owned subsidiary of Rendezvous Trails of America, Inc., an Oklahoma corporation formed in June 1970 ("RTA"). The name of the Company was changed from Rain Forest - Moose, Ltd., to Aarow Environmental Group, Ltd., on June 13, 1997. Pursuant to an Agreement and Plan of Merger, dated February 23, 1996, Rendezvous Trails of America, Inc. merged with and into Aarow Environmental as the surviving corporation. The merger of Rendezvous Trails of America, Inc. with and into Aarow Environmental effectively changed the state of domicile of the Company to Nevada as a result of Aarow Environmental being the surviving corporation and was accounted for as a reorganization of entities under common control, which was recorded at historical cost. Pursuant to the Agreement and Plan of Merger, each outstanding share of common stock of RTA was converted into one share of Common Stock, $.001 par value, of Aarow Environmental. Furthermore, on March 5, 1996, Aarow Environmental split each share of its outstanding Common Stock into two shares, which effectively resulted in 4,606,234 shares of Common Stock being issued and outstanding.

    RFM Arkansas Acquisition. Pursuant to the Plan of Reorganization and Agreement of Merger, dated March 5, 1996, RFM Acquisition Corporation of Oklahoma, Inc., an Oklahoma corporation and wholly owned subsidiary of Aarow Environmental ("Acquisition Corporation") merged with and into Rain Forest -Moose, Ltd., an Arkansas corporation ("RFM Arkansas" or "Subsidiary"), and as the surviving corporation, became a wholly owned subsidiary of Aarow Environmental (the "RFM Arkansas Acquisition"). Under the terms of the Plan of Reorganization and Agreement of Merger, Aarow Environmental issued to the shareholders of RFM Arkansas 3,012,468 shares of Common Stock and 3,000,000 shares of Series I Convertible Preferred Stock of Aarow Environmental in exchange for the issued and outstanding capital stock of RFM Arkansas. The RFM Arkansas Acquisition was accounted for as a reverse acquisition of Aarow Environmental by RFM Arkansas.

Business

    After the re-incorporation merger as discussed above, the Company concentrated its business on research and development in areas addressing the following specific environmental issues.

    Soil and Groundwater Remediation with an emphasis on bioremediation (a form of remediation which utilized microbial bacteria to digest harmful contaminants.) The Company had combined this with its Aarowzorb products, which were environmentally preferred absorbent products.

    Animal Waste Management through the development of and exclusive marketing of a newly designed processing machine that would tackle most of the problems associated with animal waste. In the year ended December 31, 1998 the Company incurred $86,770 in research and development costs related to the Animal Waste Management machine. This cost was incurred as the result of a distributorship agreement entered into on January 22, 1998 between AWM Investments, LLC and Aarow Environmental Group, Inc. This agreement gave Aarow the exclusive worldwide distribution rights for the AWM machine. The agreement automatically renewed annually on the anniversary date.

    The Company is no longer pursuing its Aarowzorb product line.

    The Company had an agreement with Steele Distributing Company for the sale of organic fertilizer in the overseas, international market and with OrganiCal Partners for a royalty agreement for use of OrganiCal's name, product names and assistance in manufacture and marketing of organic fertilizer.

Marketing

    The Company formerly marketed its products directly to consumers through the Company's marketing personnel and its exclusive agreement with Steele Distributing Company.

Contractual Arrangements

    During 1999, the Company sold its products without formal contracts, other than pursuant to invoicing. During 1999 the Company did not have any long-term contracts and the Company was not dependent on any one customer or contractual relationship with a customer, the termination of which would have a material adverse effect upon the Company.

    The Company had an exclusive marketing agreement with AWM Investments, LLC. This was an annually renewing agreement that commenced on January 22, 1998 which gave the Company exclusive worldwide marketing rights to sell the Animal Waste Management machine. During 2000, the Company ended its efforts to market the Animal Waste Management machine.

    During 1999, the Company had agreements with Steele Distributing Company for the sale of organic fertilizer in the overseas, international market and with OrganiCal Partners for a royalty agreement for use of OrganiCal's name, product names and assistance in manufacture and marketing of organic fertilizer. During 2000, these contractual arrangements were terminated.

Competition

    Soil & Groundwater Remediation Competition. Large engineering & environmental assessment firms were the primary rival of Aarow within the soil and groundwater remediation market. These large firms comprised approximately 70-80% of the Company's competition. The last 20-30% of the competitors came from small engineering and environmental assessment firms and construction companies with the capabilities to expedite large excavation projects, however massive site excavation was an outdated remediation process well into its decline.

    The Company's former remediation services emphasized in site treatment. In site technologies were predicted to continue gaining market share as site characterization and analysis revenues, revenues on which our competitors relied, were anticipated to decline. Much of the site characterization and analysis methods were replaced by actual site cleanups, activities in which the Company formerly specialized.

    Competition in the animal waste management market consisted mainly of composting operations. Out of these operations the ones realizing the greatest success employed enzymes to accelerate the decomposition process. Composting methods were time consuming, eliminated only 60 to 70% of the bacteria, had little effect on nitrate and phosphate levels, and did very little to eliminate odor. Finally the end product left from this system had a limited use.

    The Company's Animal Waste Management machine utilized a combination of ultraviolet light and multiple chemical processes to eliminate all bacteria, bind up nutrients into release on demand forms which prevented overloading the soil, significantly reduced odors, and reduced the waste stream up to 95% by removing the water. This entire process, from start to finish, transpired in a matter of minutes. The end product from the Aarow waste systems would have benefited several markets (feed additives, fertilizer, etc.) in ways that had never before been possible. During 2000, the Company ended its efforts to market the Animal Waste Management machine.

Government Regulation

    The operations of the Company were subject to various federal, state and local regulations which affected businesses generally, such as taxes, postal regulations, labor law, and environmental and zoning regulations and ordinances. The Company's organic fertilizer products were required to be licensed for sale in the states in which sold or produced.

Environmental Matters

    The Company was required to comply with federal, state and local environmental standards in the conduct of its soil and groundwater remediation. When a cleanup site was completed, the site was to be certified by the appropriate governmental regulatory agencies.

Employees

    At December 31, 1999, the Company had six full-time employees, of which five were employed by Utica. The Company's employees were not represented by a labor union and the Company's relations with employees was considered good. The Company had not experienced any work stoppages.

Item 2. Description of Property.

    During 1999, the Company shared its executive offices, which were located at 1505 Walnut, Rogers, Arkansas, with its wholly owned subsidiary, Utica Publishing Corporation. On May 10, 2000, the Company terminated its occupancy with Utica. The Company's executive offices and operations are located in 8,232 square feet on the 21st floor at 210 Park Avenue, Suite 2100, Oklahoma City, Oklahoma. In addition, the Company leases 6,199 square feet on the 18th floor to use for our National Operations Center. These facilities are leased under long-term leases requiring monthly rental payments of $17,281.00, which includes the roof top rental payments, expiring April 30, 2010. Furthermore, the Company occupies 8,595 square feet of leased office space on the 2nd Floor at 110 West 7th Street, Tulsa, Oklahoma. These facilities are leased under long-term leases requiring the monthly rental payments of $10,579 which includes the roof top rental payments expiring June 30, 2005.

Item 3. Legal Proceedings

    As of December 31, 1999, the Company did not have any pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year ended December 31, 1999, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Common Equity and Related Stockholders Matters.

         The Company's common stock is included and quoted on the NASD OTC Bulletin Board under the symbol "AARW," formerly under the symbol "AARO." The following table sets forth, for the periods presented, the high and low closing bid quotations on the OTC Bulletin Board. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                              COMMON STOCK
                                                           CLOSING BID PRICES
                                                           HIGH           LOW
1999:
    First Quarter Ended March 31 .....................     $.25          $.02
    Second Quarter Ended June 30 .....................     $.27          $.02
    Third Quarter Ended September 30 .................     $.37          $.05
    Fourth Quarter Ended December 31 .................     $.43          $.06
1998:
    First Quarter Ended March 31 .....................     $.25          $.06
    Second Quarter Ended June 30 .....................     $.75          $.18
    Third Quarter Ended September 30 .................     $.75          $.18
    Fourth Quarter Ended December 31 .................     $.43          $.02

    On March 27, 2000, the Company had approximately 1,220 holders of its Common Stock.

         The Company's common stock is subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated under the Securities Act of 1933, as amended) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or the dealer having effected for the purchaser three sales of penny stocks on three different days involving three different issuers), the broker-dealer must obtain the purchaser's written agreement for the penny stock which sets forth the identity and number of shares or units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of a penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) in connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the account. The penny stock trading rules do not apply to those transactions in which a broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

         Compliance with the penny stock trading rules may affect the ability to resell the common stock by a holder principally because of the additional duties and responsibilities imposed upon the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. In addition, many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities. Therefore, the holder of penny stocks may be unable to obtain on resale the quoted bid price because a dealer or group of dealers may control the market in such securities and may set prices that are not based totally on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of penny stocks may be unable to sell such securities. In addition, because market quotations in the over-the-counter market are often subject to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of securities traded in the over-the-counter market may not be reliable.

    The Company's dividend policy is to retain its earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the common or preferred stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

During 1999, a total of 6,172,515 common shares were issued for various purposes. The following table sets forth certain information with respect to the issuance of these common shares.

                           SHARES    SHARES
   STOCKHOLDER             ISSUED   VALUATION   PURPOSE
   -----------             ------   ---------   -------
Bert L. Gusrae             25,000   $   1,275   Interest payment on note
Brian Herman               25,000       1,275   Interest payment on note
Debra C. Carter            25,000       1,275   Interest payment on note
Donald Wayne Brown         25,000       1,275   Interest payment on note
Eddie Harper               25,000       1,275   Interest payment on note
Gary Moores                25,000       1,275   Interest payment on note
Michael R. Morrisett       25,000       1,275   Interest payment on note
Randy Gavlik               25,000       1,275   Interest payment on note
Robert T. Kirk             25,000       1,275   Interest payment on note
Sam J Lovera               25,000       1,275   Interest payment on note
Scott E. Thomas            25,000       1,275   Interest payment on note
D. Frederick Shefte       137,104      32,357   Services rendered
Francois De Seroux        500,000      23,500   Services rendered
James D. Steel             20,000       2,140   Services rendered
Jim Bolt                   80,000      18,880   Services rendered
Melvin L. Robinson         20,000       2,140   Services rendered
Jay McDowell               42,000       4,811   Shares issued for Utica Publishing
Jim Bolt                  563,500      64,549   Shares issued for Utica Publishing
Marie A. Forhand           14,000       1,604   Shares issued for Utica Publishing
Melvin L. Robinson         14,000       1,604   Shares issued for Utica Publishing
Nick Bohannon              35,000       4,009   Shares issued for Utica Publishing
Olga Lucia Kugler          14,000       1,604   Shares issued for Utica Publishing
Patricia A. Camp          112,000      12,830   Shares issued for Utica Publishing
Sam Yates                 563,500      64,549   Shares issued for Utica Publishing
Virgil A. Amend            14,000       1,604   Shares issued for Utica Publishing
Curt Williams              10,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Denise M. Riggins         250,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Donna C. Bilgischer        10,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Jay Gillespie              20,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Jeff Martin             1,050,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Kelli J. Wages            250,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Lloyd W. Phillips       1,173,411         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Lonnie L. Martin, Jr      250,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Stephen G. Baucom          10,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Teddy Barnes               15,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share
Tommy Edwards             730,000         N/A   Preferred Stock Conversion - 3 common shares for 1 preferred share

         We relied on Rule 506 of Regulation D promulgate under and Section 4(2) of, the Securities Act of 1933, as amended, for exemption from the registration requirements of this Act as well as applicable state securities laws. Each purchaser the common stock was furnished information concerning our operations, and each had the opportunity to verify the information supplied. Additionally, we obtained a signed representation from each of the above named persons in connection with the offer of our common stock of his, her or its intent to acquire such stock for the purpose of investment only, and not with a view toward the subsequent distribution thereof; each of the certificates representing. The certificates evidencing the common stock were stamped with a legend restricting transfer of the securities represented thereby, and we issued stop transfer instructions to our transfer agent and registrar of the common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

    The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Report.

    Rendezvous Trails of America, Inc. (formerly Holiday Resorts International, Inc.), the former parent of Aarow Environmental, was incorporated in April 1970. Beginning in 1986, RTA became inactive and did not conduct any operations or activities through 1995 and, as of December 31, 1995, did not have any assets or liabilities. Pursuant to an Agreement and Plan Merger, dated February 23, 1996, RTA merged with and into Aarow Environmental as the surviving corporation. See "Item 1. Description of Business-Background-Reincorporation Merger." The merger of RTA with and into Aarow Environmental effectively changed the state of domicile of RTA to Nevada as a result of Aarow Environmental being the surviving corporation and was accounted for as a reorganization of entities under common control, which was recorded at historical cost. RFM Arkansas was formed on March 15, 1994. As a result of the RFM Arkansas Acquisition, RFM Arkansas became a wholly owned subsidiary of Aarow Environmental, which was accounted for as a reverse acquisition of Aarow Environmental by RFM Arkansas under the purchase method of accounting. See "Item 1. Description of Business-Background-RFM Arkansas Acquisition."

    The Company acquired Utica on September 2, 1999. Utica operated as a wholly owned subsidiary of Aarow. Utica operated a general commercial printing and copying business and published two Spanish language magazines in Northwest Arkansas.

Results of Operations

    The following table sets forth selected results of operations for the year ended December 31, 1999, and December 31, 1998, which are derived from the audited financial statements appearing elsewhere in this report. On September 2, 1999, the Company acquired Utica. During the eight months preceding the acquisition of Utica, the Company had minimal activity. Accordingly, the results of operations for 1999 are not comparable to those of 1998.

                                         For the Year Ended                For the Year Ended
                                         December 31, 1999                 December 31, 1998
                                      Amount          Percent           Amount          Percent
                                   ------------    -------------     ------------    -------------

Sales                              $     33,524           100.00%    $     26,242           100.00%
                                   ------------    -------------     ------------    -------------

Operating Expenses:
   Operating, selling, general
    and administrative expenses    $    328,129            978.8%    $    335,403           1278.1%
   Depreciation and amortization         28,171             84.0%          21,636             82.4%
                                   ------------    -------------     ------------    -------------

   Total Operating Expenses        $    356,300           1062.8%    $    357,039           1360.6%
                                   ------------    -------------     ------------    -------------

   Loss from operations            $   (322,776)           962.8%    $   (330,797)          1260.6%
                                   ------------    -------------     ------------    -------------

Other Income (Expense):
   Interest Expense                $    (46,000)           137.2%    $    (57,748)           220.1%
   Other                                 (5,780)            17.2%          (7,722)            29.4%
                                   ------------    -------------     ------------    -------------

   Total other income (expense)    $    (51,780)           154.4%    $    (65,470)           249.5%
                                   ------------    -------------     ------------    -------------

Net Loss                           $   (374,556)          1117.3%    $   (396,267)          1510.0%
                                   ============    =============     ============    =============


BASIC AND DILUTED loss
   per common share                $       (.03)                     $       (.04)
                                   ------------                      ------------


WEIGHTED AVERAGE number of
common shares outstanding            11,945,463                         9,782,969
                                   ============                      ============

Comparison of Fiscal 1999 and 1998

    Sales increased to $33,524 in 1999 from $26,242 for 1998, an increase of
27.7 percent. The increase in sales was primarily due to acquiring the Utica operations. The total operating expenses decreased to $356,300 in 1999, compared to $357,039 for 1998, a decrease of .2 percent. Loss from operations decreased
2.4 percent from $330,797 in 1998 to $322,776 in 1999.

    Interest expense decreased from $57,748 in 1998 to $46,000 in 1999, a 20.3 percent decrease. This decrease resulted primarily from $33,569 recognized as interest expense in 1998 as a result of common stock warrants issued with certain notes payable. No such expense was recognized in 1999. Payroll tax penalties and interest decreased to $5,780 in 1999 from $7,722 in 1998, a 25.1 percent decrease. Such items combined with a $322,776 loss from operations resulted in a $374,556 net loss for 1999 as compared with a net loss of $396,267 for 1998.

Income Taxes

Due to net losses, no provision for income taxes was necessary for 1999 or 1998.

Liquidity and Capital Resources

    Historically, the Company financed its growth from borrowings and shareholder contributions. Net cash used by operating activities totaled $145,007 in 1999, as compared with net cash used by operating activities totaling $211,935 in 1998. As of December 31, 1999, the Company had a working capital deficit of $858,651, compared to a working capital deficit of $388,052, at December 31, 1998.

    During 1999, the Company restructured its management in conjunction with its acquisition of Utica. During 1999, the company financed continuing operations primarily through net borrowings totaling $127,924.

    At December 31, 1999, the Company had promissory notes of $114,800 that were past due, and had notes payable of $242,447, which will come due and payable during 2000. Due to limited capital resources, there is uncertainty as to the Company's ability with which to meet these obligations.

Item 7. Financial Statements

    The Company's financial statements that are prepared in accordance with Regulation S-B are set forth in this Report, beginning on page F-2.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There have been no disagreements of the type required to be included in this Report between management of the Company and its independent accountant during 1999 and 1998.

    Effective July 10, 2000, the Company dismissed its previous independent accountant and appointed Grant Thornton LLP as its new independent accountants. The consolidated financial statements for all periods presented in this Form 10-KSB/A have been reported on by Grant Thornton LLP.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

    The following table sets forth certain information with respect to each executive officer and director of the Company serving as of December 31, 1999. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting and until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company authorize the Board of Directors to be constituted of not less than one and such number as the Board of Directors may from time to time determine by resolution or election. At December 31, 1999, the Board consisted of three members.

Name                        Age               Position
----                        ---               --------

D. Frederick Shefte          53            President, Chief Executive
                                           Officer, Treasurer and Director

Sam Yates                    48            Executive Vice President
                                           Secretary and Director

Stan Sisemore                53            Vice President and Director

    As of December 31, 1999, the executive officers of the Company devoted their full time to the Company's business.

    The following is a brief description of the business background of the executive officers and directors of the Company:

    D. Frederick Shefte was elected president of Aarow Environmental Group on September 2, 1999. He was elected a member of the Board of Directors on the same date. Mr. Shefte was a principal of OrganiCal Partners and was president of CalArk Enterprises, Inc. He practiced law in California for a number of years.

    Sam Yates was elected as a director and as Executive Vice President and Secretary on September 2, 1999. Mr. Yates was president of Utica Publishing Corporation. Mr. Yates' background was in health care administration.

    Stan Sisemore was Chairman of the Board, President, Chief Executive Officer, and a Director of the Company from May 12, 1997 to March 31, 1999. Mr. Sisemore served in the capacity of Vice President and Director. Mr. Sisemore also served as a member of the Stock Option Committee. From April 1991 until April 1995, Mr. Sisemore served as Executive Vice President of Magnadyne Industries, Inc., a company holding over 25 patents related to Magnetic D.C. Motor Technology and Magnetic Energy. He was also a stockholder in Magnadyne. Mr. Sisemore was involved in marketing and manufacturing for 20 years and was involved in product development for the past 10 years. During his employment with the Company, he was involved in the development of the absorbent program.

    Lloyd Phillips was president and Chairman of the Board of Directors until his resignation on September 2, 1999.

Item 10. Executive Compensation

    The following table sets forth certain information with respect to the total compensation, paid or accrued, of the President of the Company during 1999, 1998 and 1997. No executive officer received compensation in excess of $100,000 during 1999, 1998 and 1997.

                               Annual Compensation

                                                                   All Other
Name and Principal Position         Year   Salary(1)  Bonus(2)  Compensation(3)
---------------------------         ----   ---------  --------  ---------------

Lloyd Phillips ..................   1999    $     0   $     0       $     0
  President and Chairman of .....   1998    $     0   $ 6,666       $     0
    the Board ...................   1997    $     0   $     0       $     0

D. Frederick Shefte .............   1999    $ 7,800   $     0       $32,356
  President .....................   1998    $     0   $     0       $     0
                                    1997    $     0   $     0       $     0

----------

(1) Dollar value of base salary (both cash and non-cash) earned during the year.

(2) Dollar value of bonus (both cash and non-cash) earned during the year.

(3) Stock awards at estimated fair value.

Compensation of Directors

    The directors of the Company during 1999 were employees of the Company and did not receive any additional compensation for attending meetings of directors and committees of the Board of Directors, but were reimbursed out-of-pocket expenses.

Stock Option Plan

    The Company established the Rain Forest - Moose, Ltd. 1996 Stock Option Plan (the "Stock Option Plan" or the "Plan") in February 1996. The plan provided for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and nonincentive stock option ("NSO Options") with or without SARs to employees and consultants of the Company, including employees who also served as directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 2,500,000. As of December 31, 1999, no options had been granted under the Plan.

    The Stock Option Committee, administers and interprets the Plan and has authority to grant options to all eligible and determine the types of options, with or without SARs, granted, the terms, restrictions and conditions of the options at the time of grant, and whether SARs, if granted, are exercisable at the time of exercise of the option to which the SAR is attached.

    The option price of the Common Stock was determined by the Stock Option Committee, provided such price may not be less than the fair market value of the shares on the date of grant of the option. The fair market value of a share of the Common Stock is determined by averaging the closing high bid and low asked quotations for such share on the date of grant of the option or, if not quoted, by the Stock Option Committee. Upon the exercise of an option, the option price must be paid in full, in cash or with an SAR. Subject to the Stock Option Committee's approval, upon exercise of an option with an SAR attached, a participant may receive cash, shares of Common Stock or a combination of both in an amount or having a fair market value equal to the excess of the fair market value, on the date of exercise, of the shares for which the option and SAR are exercised over the option exercise price.

    Options granted under the Plan may not be exercised until six months after the date of the grant and rights under an SAR may not be exercised until six months after the SAR was attached to the option, if not attached at the time of the grant of the option, except in the event of death or disability of the participant. ISO Options and any SARs are exercisable only by participants while actively employed as an employee or a consultant by the Company or a subsidiary of the Company, except in the case of death, retirement or disability. Options may be exercised at any time within three months after the participant's retirement or within one year after the participant's disability or death, but not beyond the expiration date of the option. No option may be granted after December 28, 2005. Options are not transferable except by will or by the laws of descent and distribution.

Officer and Director Liability

    The Articles of Incorporation and Bylaws of the Company provide that the Company shall indemnify its directors and officers to the full extent permitted by the Nevada General Corporation Law. Under such provisions, any director or officer, who in his capacity as such, is made a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the Company. The Articles of Incorporation and Bylaws of the Company and the Nevada General Corporation Law further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Articles of Incorporation, the Bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Act may be permitted to directors and officers of the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table presents certain information as to the beneficial ownership of the Company's common stock as of April 21, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than five percent thereof, (ii) each current director and executive officer of the Company, and
(iii) all current executive officers and directors as a group together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their share unless otherwise indicated, and there is no family relationship between the executive officers and directors of the Company. For purposes of the following table, the number of shares and percent of ownership of the common stock that the named person beneficially owns includes shares of common stock that such person has the right to acquire on or before June 21, 2000 (including conversion of preferred stock into common stock); however, such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

                                                      Common Stock
                                                -------------------------
                                                   Shares      Percent of
                                                Beneficially     Share
Name and Address of Beneficial Owner               Owned       Ownership
                                                ------------   ---------

Stanley L. Sisemore(1)                           4,240,000       21.9%
267 Klenc Rd., Springdale, AR, 72762
Jeff Martin(1)                                   2,050,000       11.7%
11739 Lindy Ln., Rogers, AR, 72756
Lloyd W. Phillips(1)                             2,004,999       11.5%
3376 Mt. Comfort Rd., Fayetteville, AR, 72704
D. Frederick Shefte                                137,104         .8%
1102 Schmieding, Springdale, AR, 72764
Sam D. Yates                                       563,500        3.4%
1501 S. Rainbow Rd., Rogers, AR, 72758

----------

(1) The beneficially owned shares and percent of share ownership includes 4,631,589 issuable upon conversion of 1,543,863 shares of the Company's Series I Convertible Preferred Stock.

Item 12. Certain Relationships and Related Transactions

    Set forth below is a description of transactions entered into between the Company and certain of its officers, directors, and shareholders during the last two years. Certain of these transactions will continue in effect and may result in conflicts of interest between the Company and such individuals. Although each person may have a fiduciary duty to the Company and its shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

    D. Frederick Shefte, the president of the Company was a principal of OrganiCal Partners. OrganiCal entered into a contract with the Company related to the organic fertilizer business. Mr. Shefte was also the president of CalArk Enterprises, Inc., which produced one of the ingredients of OrganiCal's and the Company's organic fertilizer products. As of December 31, 1999, Mr. Shefte had not received compensation or remuneration from either contractual or relationship.

Item 13. Exhibits and Reports on Form 8-K

2.1 Agreement and Plan of Merger between Rendezvous Trails of America, Inc., Rain Forest - Moose, Ltd., dated February 23, 1996, incorporated by reference to Form 8-K, dated March 5, 1996.

2.2 Plan of Reorganization and Agreement of Merger among Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996, incorporated by reference Form 8-K, dated March 5, 1996.

2.3 Agreement For Stock Purchase, dated September 2, 1999, amongst Registrant, Jim Bolt, Sam Yates, Trish Camp, Paul Bryan, Lucia Kugler, Nick Bohannon, Jay McDonald, Tony Amend, Mel Robinson, Ray and Marie Forehand, and Utica Publishing Company, Inc., incorporated by reference to Form 8-K filed with the Commission on September 17, 1999.

3.1 Articles of Incorporation of Rain Forest - Moose, Ltd., a Nevada corporation, incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.

3.2 Bylaws of Rain Forest - Moose, Ltd., incorporated by reference Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.

4.1 Form of Certificate of Common Stock of Rain Forest - Moose, Ltd., incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.

4.2 Agreement and Plan of Merger among Rendezvous Trails of America, Inc., and Rain Forest - Moose, Ltd., dated February 23, 1996, incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.

4.3 Plan of Reorganization and Agreement of Merger among Rain Forest - Moose, Ltd., a Nevada corporation, RFM Acquisition Corporation of Oklahoma, Inc., Rain Forest - Moose, Ltd., an Arkansas corporation, Dan Pilkington, Jeff Martin, Stan Sisemore, Jim Anderson and Bill Hooten, dated March 5, 1996, incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

4.4 Certificate of the Powers Designation, Rights and Preferences for the Series I Convertible Preferred Stock of Rain Forest - Moose, Ltd., dated March 5, 1996, incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

4.5 Registration Rights Agreement between Rain Forest - Moose, Ltd. and Dan Pilkington, dated March 5, 1996, incorporated by reference Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

4.6 Rain Forest - Moose, Ltd. 1996 Stock Option Plan, adopted February 21, 1996, incorporated by reference to Form 10-KSB, dated March 8, 1996.

27       Financial Data Schedule

(b) Reports on Form 8-K

Filed with the Commission on September 17, 1999 and the amendment thereto filed with the Commission on November 16, 1999, reporting the following:

         Item 2.  Acquisition or Disposition of Assets

         Item 7.  Financial Statements
                  Unaudited Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998
                  Unaudited Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1999 and 1998 Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998
                  Notes to Unaudited Consolidated Financial Statements Supplemental Information

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AAROW ENVIRONMENTAL GROUP, INC.
                                          (Registrant)

                                        By: /s/ Ronald L. Baker
                                                Ronald L. Baker, President

Date: February 15, 2001


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                  Title                                                Date
        ----                  -----                                                ----

/s/ Ronald L. Baker,          President and Director                         February 15, 2001
------------------------

    Ronald L. Baker

/s/ Michael W. Canfield       Chief Financial Officer and Director           February 15, 2001
------------------------

    Michael W. Canfield

/s/ Norman S. Leighty         Chief Operating Officer and Chairman           February 15, 2001
------------------------

    Norman S. Leighty

/s/ J. Michael Erhart         VP, Chief Technology Officer and Director      February 15, 2001
------------------------

    J. Michael Erhart

/s/ Steven G. Zabel           VP Business Development and Director           February 15, 2001
------------------------

    Steven G. Zabel

/s/ Richard R. Stutsman       VP Internal Affairs and Director               February 15, 2001
------------------------

    Richard R. Stutsman

                          INDEX TO FINANCIAL STATEMENTS

                         AAROW ENVIRONMENTAL GROUP, INC.

Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets, December 31,1999 and 1998                       F-3

Consolidated Statements of Operations for the Years Ended December 31,
   1999 and 1998                                                             F-4

Consolidated Statement of Stockholders' Deficit for the Years Ended
   December 31, 1999 and 1998                                                F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999 and 1998                                                             F-6

Notes to Consolidated Financial Statements                                   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Aaro Broadband Wireless Communications, Inc., formerly
  Aarow Environmental Group, Inc.

We have audited the accompanying consolidated balance sheets of Aarow Environmental Group, Inc. (a Nevada corporation) and Subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aarow Environmental Group, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $375,000 during the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $859,000 and its total liabilities exceeded its total assets by $488,000. These factors, among others, as discussed in Note K to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
November 13, 2000

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                    ASSETS                         1999           1998
                                                               -----------    -----------
                                                                  (Restated - Note B)

CURRENT ASSETS
    Cash                                                       $       948    $        --
    Accounts receivable                                              3,376             --
                                                               -----------    -----------

                  Total current assets                               4,324             --

PROPERTY AND EQUIPMENT - AT COST, net                              154,641          8,159

GOODWILL, net of accumulated amortization of $10,750 in 1999       214,992             --

OTHER ASSETS                                                         1,350          1,575
                                                               -----------    -----------

                                                               $   375,307    $     9,734
                                                               ===========    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable - trade                                   $    61,260    $    41,142
    Accrued and other current liabilities                          353,879        135,854
    Notes and debentures payable                                   242,447         60,000
    Judgments payable                                               39,782         18,370
    Short-term notes payable to and advances from affiliates       165,607        132,686
                                                               -----------    -----------

                  Total current liabilities                        862,975        388,052

STOCKHOLDERS' DEFICIT
    Series I preferred stock - $.001 par value; authorized,
       5,000,000 shares; issued and outstanding, 2,280,088
       shares in 1999 and 3,402,600 shares in 1998;
       liquidation preference of $2,280,088 in 1999 and
       $3,402,600 in 1998                                            2,281          3,403
    Common stock - $.001 par value; authorized, 30,000,000
       shares; issued and outstanding, 16,553,457 shares in
       1999 and 10,380,942 shares in 1998                           16,553         10,381
    Additional paid-in capital                                     700,361        440,205
    Accumulated deficit                                         (1,206,863)      (832,307)
                                                               -----------    -----------
                                                                  (487,668)      (378,318)
                                                               -----------    -----------

                                                               $   375,307    $     9,734
                                                               ===========    ===========

        The accompanying notes are an integral part of these statements.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                  1999            1998
                                                              ------------    ------------
                                                                   (Restated - Note B)

SALES                                                         $     33,524    $     26,242

OPERATING EXPENSES
    Operating, selling, general and administrative expenses        328,129         335,403
    Depreciation and amortization                                   28,171          21,636
                                                              ------------    ------------

                  Total operating expenses                         356,300         357,039
                                                              ------------    ------------

                  Loss from operations                            (322,776)       (330,797)

OTHER INCOME (EXPENSE)
    Interest expense                                               (46,000)        (57,748)
    Other                                                           (5,780)         (7,722)
                                                              ------------    ------------
                                                                   (51,780)        (65,470)
                                                              ------------    ------------

                  NET LOSS                                    $   (374,556)   $   (396,267)
                                                              ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                       $       (.03)   $       (.04)
                                                              ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      11,945,463       9,782,969
                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     Years ended December 31, 1999 and 1998
                               (Restated - Note B)


                                                            Common stock               Preferred stock
                                                     -------------------------   --------------------------
                                                       Shares        Amount        Shares         Amount
                                                     -----------   -----------   -----------    -----------

Balance at January 1, 1998, as previously reported     9,024,045   $     9,024     3,000,000    $     3,000

Prior period adjustment (note B)                         219,942           220            --             --
                                                     -----------   -----------   -----------    -----------

Balance at January 1, 1998, as adjusted                9,243,987         9,244     3,000,000          3,000

Issuance of preferred stock                                   --            --       402,600            403

Issuance of common stock                               1,136,955         1,137            --             --

Net loss                                                      --            --            --             --
                                                     -----------   -----------   -----------    -----------

Balance at December 31, 1998                          10,380,942        10,381     3,402,600          3,403

Issuances of preferred stock                                  --            --       133,625            134

Conversion of preferred stock to common stock          3,768,411         3,768    (1,256,137)        (1,256)

Stock issued on acquisition of Utica                   1,372,000         1,372            --             --

Issuance of common stock                               1,032,104         1,032            --             --

Net loss                                                      --            --            --             --
                                                     -----------   -----------   -----------    -----------

Balance at December 31, 1999                          16,553,457   $    16,553     2,280,088    $     2,281
                                                     ===========   ===========   ===========    ===========

                                                      Additional
                                                       paid-in      Accumulated
                                                       capital        deficit         Total
                                                     -----------    -----------    -----------

Balance at January 1, 1998, as previously reported   $   189,249    $  (413,081)   $  (211,808)

Prior period adjustment (note B)                          47,172        (22,959)        24,433
                                                     -----------    -----------    -----------

Balance at January 1, 1998, as adjusted                  236,421       (436,040)      (187,375)

Issuance of preferred stock                              100,115             --        100,518

Issuance of common stock                                 103,669             --        104,806

Net loss                                                      --       (396,267)      (396,267)
                                                     -----------    -----------    -----------

Balance at December 31, 1998                             440,205       (832,307)      (378,318)

Issuances of preferred stock                              14,866             --         15,000

Conversion of preferred stock to common stock             (2,512)            --             --

Stock issued on acquisition of Utica                     155,792             --        157,164

Issuance of common stock                                  92,010             --         93,042

Net loss                                                      --       (374,556)      (374,556)
                                                     -----------    -----------    -----------

Balance at December 31, 1999                         $   700,361    $(1,206,863)   $  (487,668)
                                                     ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                    1999         1998
                                                                                 ----------   ----------
                                                                                   (Restated - Note B)

Increase (Decrease) in Cash

Cash flows from operating activities
    Net loss                                                                     $(374,556)   $(396,267)
    Adjustments to reconcile net loss to net cash used in
       operating activities
           Depreciation and amortization                                            28,171       21,636
           Amortization of discount on notes payable                                    --       33,569
           Stock issued for services or interest                                    93,042       68,759
           Net (increase) decrease in
              Accounts receivable                                                   (2,076)       1,043
              Inventories                                                               --       33,668
           Net increase (decrease) in
              Accounts payable - trade                                              20,118       14,604
              Accrued and other current liabilities                                 68,882       11,053
              Judgments payable                                                     21,412           --
                                                                                 ---------    ---------

                  Net cash used in operating activities                           (145,007)    (211,935)

Cash flows from investing activities
    Cash acquired in business combination                                            3,031           --

Cash flows from financing activities
    Net borrowings under short-term notes payable to and
       advances from affiliates                                                     32,921       77,686
    Net borrowings under notes and debentures payable                               95,003           --
    Change in cash overdraft                                                            --       (2,316)
    Issuance of preferred stock                                                     15,000       90,000
    Issuance of common stock                                                            --       46,565
                                                                                 ---------    ---------

                  Net cash provided by financing activities                        142,924      211,935
                                                                                 ---------    ---------

                  NET INCREASE IN CASH                                                 948           --

Cash at beginning of year                                                               --           --
                                                                                 ---------    ---------

Cash at end of year                                                              $     948    $      --
                                                                                 =========    =========

Cash paid during the year for interest                                           $      --    $   1,000
                                                                                 =========    =========

Supplemental Schedule of Noncash Investing and Financing Activities

During 1999, the Company acquired all of the common stock of Utica in exchange for common stock of the Company. In conjunction with this acquisition, liabilities were assumed as follows:

    Fair value of assets acquired, including cash of $3,031                      $ 393,751
    Fair value of Company common stock exchanged                                  (157,164)
                                                                                 ---------

                  Liabilities assumed                                            $ 236,587
                                                                                 =========

        The accompanying notes are an integral part of these statements.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    Aarow Environmental Group, Inc. (the Company) is a Nevada corporation. Prior to the change in business emphasis (see Note L) the Company developed, manufactured, marketed and distributed a core of products and services that addressed specific environmental issues. These issues included: (1) soil and groundwater remediation with an emphasis on bioremediation (a form of remediation which utilizes microbial bacteria to digest harmful contaminants), (2) animal waste management and (3) manufacture and marketing of organic fertilizer.

    In addition, the Company acquired Utica Publishing Corporation (Utica) on September 2, 1999. Utica operated as a wholly owned subsidiary. Utica operated a general commercial printing and copying business and published two Spanish language magazines in Northwest Arkansas.

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    1.   Consolidation

    The consolidated financial statements include the accounts of Aarow Environmental Group, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

    2.   Inventory

    Inventory was carried at the lower of cost or market and consisted of raw materials and ready to sell products.

    3.   Property and Equipment

    Depreciation is computed using straight-line methods over estimated useful lives ranging from 5 to 10 years.

    4.   Goodwill

    Goodwill is amortized using the straight-line method over the estimated period benefited of 7 years.

    5.   Long-Lived Assets

    All long-lived assets to be held and used, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset. No such events or changes occurred during the years ended December 31, 1999 or 1998.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    6.   Income Taxes

    The Company follows the liability method of accounting for income taxes. Under the liability method, deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements and carryforwards that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. Additionally, the Company provides a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    7.   Loss Per Common Share

    Loss per common share is calculated based on the weighted average number of shares outstanding during the year. Basic and diluted loss per share are the same for the years ended December 31, 1999 and 1998 because the effect of outstanding stock purchase warrants and convertible preferred stock (see Note G) would be antidilutive.

    8.   Fair Value of Financial Instruments

    The Company's financial instruments consist of cash, notes and debentures payable, judgments payable and short-term notes payable to and advances from affiliates. The carrying amount for all financial instruments approximates fair value due to the short-term nature of the instruments.

    9.   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

NOTE B - FINANCIAL STATEMENT RESTATEMENT

    Common stock, additional paid-in capital and accumulated deficit at the beginning of 1998 have been restated to correct the following errors:

        o Consideration for 219,942 shares of common stock had been received and recorded in 1997; however, the 219,942 shares were not reflected as outstanding.

        o   Payroll tax liabilities of $9,136 were not recorded.

        o The estimated fair value of common stock warrants issued in connection with certain notes payable of $47,392 was not recognized as prepaid interest of $33,569 and interest expense of $13,823.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE B - FINANCIAL STATEMENT RESTATEMENT - CONTINUED

    The accompanying financial statements for 1999 and 1998 have been restated to correct the following errors:

        o The historical basis assets and liabilities of Utica (see Note D) and its historical basis results of operations for 1999 and 1998 were combined with the Company.

        o Utility of inventory of $32,400 and recoverability of intangible assets of $18,000 were believed to be impaired as of December 31, 1998 but no impairment loss was recognized.

        o Interest expense of $33,569 for 1998 relating to the issuance of common stock warrants with certain notes payable was not recognized.

        o Capital stock issued for services and/or interest costs of $93,042 for 1999 and $68,759 for 1998 was not recognized.

        o Cash of $14,397 for 1999 and $90,000 for 1998 received in exchange for capital stock was reported as notes payable.

        o   Basic and diluted loss per common share was not disclosed.

    The effect of the restatement was to decrease net loss for 1999 by $11,700 and to increase net loss for 1998 by $115,412.

NOTE C - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31:

                                      1999       1998
                                    --------   --------

Office furniture and equipment      $ 38,447   $  2,096
Computers                             14,507         --
Printers                              67,294         --
Equipment                             43,430     20,000
Automobiles                           22,096         --
                                    --------   --------
                                     185,774     22,096
    Less accumulated depreciation     31,133     13,937
                                    --------   --------

                                    $154,641   $  8,159
                                    ========   ========

    Depreciation expense for the years ended December 31, 1999 and 1998 was $16,656 and $3,936, respectively.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE D - BUSINESS COMBINATION

    On September 2, 1999 the Company acquired the stock of Utica. Utica's business included providing copying and printing services and publishing two bilingual magazines. This acquisition was made with the issuance of 1,372,000 shares of common stock valued at approximately $.12 per share. This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $226,000 and is being amortized on the straight-line method over 7 years.

    The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Utica had been made at the beginning of the periods presented.

                                          Year ended December 31,
                                          -----------------------
                                             1999          1998
                                          ---------     ---------

Net sales                                 $ 134,000     $ 138,000
Net loss                                  $(477,000)    $(478,000)
Basic and diluted loss per common share   $    (.04)    $    (.04)

    The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

NOTE E - NOTES AND DEBENTURES PAYABLE

    Notes and debentures payable consist of the following at December 31:

                                                       1999       1998
                                                   --------   --------

Note payable to bank, interest at 10%, matures
February 16, 2000; collateralized by inventory
and accounts receivable                            $ 60,000   $ 60,000

Note payable to bank, interest at 9.43%, matures
February 20, 2000; collateralized by property
and equipment                                        57,447         --

Note payable to bank, interest at 9.51%, matures
February 20, 2000; collateralized by property
owned by an officer of the Company                   50,000         --

Debentures payable, interest at 10.5%, mature in
September and October of 2000                        75,000         --
                                                   --------   --------

                                                   $242,447   $ 60,000
                                                   ========   ========

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE F - INCOME TAXES

    Due to net losses, no provision for income taxes was necessary for 1999 or 1998.

    The Company's effective income tax rate differed from the federal statutory rate of 34% as follows at December 31:

                                                                                  1999         1998
                                                                               ---------    ---------

   Income tax benefit at federal statutory rate                                $(127,349)   $(134,730)
   Change in valuation allowance                                                 135,402      134,749
   Nondeductible expenses                                                          6,779       15,674
   State income taxes, net of federal benefit                                    (14,832)     (15,693)
                                                                               ---------    ---------

                     Total tax expense (benefit)                               $      --    $      --
                                                                               =========    =========

The components of deferred income tax assets were as follows at December 31:

                                                                                  1999         1998
                                                                               ---------    ---------

   Deferred income tax assets
       Basis difference in intangible assets                                   $   5,182    $   5,865
       Net operating loss carryforwards                                          413,783      277,698
       Valuation allowance                                                      (418,965)    (283,563)
                                                                               ---------    ---------

                     Net deferred income tax asset                             $      --    $      --
                                                                               =========    =========

   Increase in valuation allowance                                             $ 135,402    $ 134,749
                                                                               =========    =========

    At December 31, 1999, the Company has net operating loss carryforwards of approximately $1,090,000, which will expire at various dates beginning in 2016. Because such carryforwards can only be used to offset future taxable income, a valuation allowance has been provided until it is more likely than not that taxable income will be generated. Also, due to the change in control of the Company subsequent to December 31, 1999 (see Note L), the utilization of these net operating loss carryforwards will be limited under
    Section 382 of the Internal Revenue Code.

NOTE G - STOCKHOLDERS' DEFICIT

    Series I preferred stock is convertible into three shares of common stock, is voting on an as-converted basis, is entitled to common stock dividends on an as-converted basis and has a liquidation preference over common stock of $1 per share.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE G - STOCKHOLDERS' DEFICIT - CONTINUED

    At December 31, 1999 and 1998, there were 1,100,000 common stock purchase warrants outstanding. Each warrant permits the holder to purchase at any time until September 2002 one share of the Company's common stock at the exercise price of $.50 per share. The warrants are redeemable at $.001 per warrant by the Company upon thirty days written notice to the holder, conditioned upon the price of the Company's common stock closing for fourteen consecutive business days above $2.00 per share.

NOTE H - JUDGMENTS PAYABLE

    Judgments payable include the following at December 31:

                                                          1999      1998
                                                        -------   -------

Judgment entered in the Washington County Court,
Arkansas which accrues interest at 10%                  $18,370   $18,370

Judgment entered in the Sebastian County Court,
Arkansas, which accrues interest at 10%                   8,522        --

Judgment entered in the Travis County Court, Arkansas
which accrues interest at 10%                            12,890        --
                                                        -------   -------

                                                        $39,782   $18,370
                                                        =======   =======

NOTE I - SHORT-TERM NOTES PAYABLE TO AND ADVANCES FROM AFFILIATES

    Short-term notes payable to and advances from affiliates consist of the following at December 31:

                                                           1999       1998
                                                         --------   --------

Notes payable to stockholders, interest at 10%, due
July 1999; at sole discretion of lender, principal and
interest can be paid in common stock of the
Company at a price of $.22 per share                     $ 59,800   $ 59,800

Eleven $5,000 notes payable to certain officers
and stockholders, interest at 8%, due May 1999             55,000     55,000

Other advances, interest accrued at 10%, no
specified repayment terms                                  50,807     17,886
                                                         --------   --------

                                                         $165,607   $132,686
                                                         ========   ========

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE J - COMMITMENTS AND CONTINGENCIES

    Operating Leases

    The Company leases certain office facilities under an operating lease expiring in 2002 which provides for payments as follows:

Year ending December 31
    2000                                                              $ 14,400
    2001                                                                14,400
    2002                                                                 3,600
                                                                      --------

Total minimum payments required                                       $ 32,400
                                                                      ========

    Rental expense for all operating leases for the years ended December 31, 1999 and 1998 was $11,490 and $13,500, respectively.

NOTE K - GOING CONCERN

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company incurred a net loss of $375,000 during the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $859,000 and its total liabilities exceeded its total assets by $488,000. Additionally, based on unaudited interim financial information, at September 30, 2000 the Company's current liabilities exceeded its current assets by $3,018,000 and its total liabilities exceeded its total assets by $505,000.

    In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to obtain additional financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

    Management, through the merger with Global Wireless Technologies, Inc. (see Note L), has begun a plan to recapitalize the Company and to change its business emphasis.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE L - SUBSEQUENT EVENTS

    Global Wireless Merger

    On May 1, 2000, the Company merged with Global Wireless Technologies, Inc. (Global Wireless), resulting in the stockholders of Global Wireless becoming the majority owners of the Company. Additionally, the officers and directors of the Company were replaced by individuals associated with Global Wireless. Global Wireless was formed in April 2000 and did not have any significant operations at the date of merger. This transaction is considered a capital transaction equivalent to the issuance of stock by Global Wireless for the net assets of the Company, with no goodwill or other intangible assets recorded, accompanied by a recapitalization; similar to a reverse acquisition.

    As a result of the merger, certain of the Company's assets, including Utica, were disposed, certain liabilities were extinguished, certain shares of outstanding preferred and common stock were cancelled, and warrants exercisable for the purchase of 1,850,000 shares of common stock at $.375 were issued. These transactions have been treated as capital transactions.

    Also, as a result of the merger, the Company's business emphasis changed. Currently, the Company is developing wireless communication services to become a fully integrated applications service provider. It is the Company's plan to build a carrier class network and utilize wireless transport technology to deliver the broadband width necessary to effectively run and provide application services, including video conferencing, video on demand and application services hosting. Other services are expected to include virtual private networks and telephone service, both local and long distance, over Internet protocol. It is the Company's plan to offer its wireless communications services initially to commercial office space tenants and owners who currently do not have high bandwidth service.

    Equity Transactions

    On June 30, 2000, the Company completed a private placement offering of 8,000,000 units, each unit consisting of one share of common stock and one redeemable warrant at $.25 per unit. The Company received net proceeds from this offering of $1,996,422. Each of the redeemable warrants is exercisable until June 30, 2005 for the purchase of one share of common stock for $3.00. These funds have been utilized for the purpose of payment of current liabilities and development of the Company's wireless communications networks and marketing of the related products and services.

    On October 5, 2000, 2,000,000 shares of Series I Preferred Stock were sold for $2,000,000. Each share of the Series I Convertible Preferred Stock is convertible into three shares of common stock and has a liquidation preference of $1.00 per share.

    In addition, as of November 13, 2000, the Company had received net proceeds of approximately $830,000 from a second private placement offering of 83 units, each unit consisting of 30,000 shares of common stock and 20,000 redeemable warrants. Each of the redeemable warrants is exercisable until June 30, 2005, for the purchase of one share of common stock for $3.00. These funds will be utilized for the purpose of payment of current liabilities, development of the Company's wireless communications networks, marketing of the related products and services and to retire short-term notes payable.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE L - SUBSEQUENT EVENTS - CONTINUED

    Amendment of Articles of Incorporation

    Effective September 25, 2000, the Company amended its articles of incorporation and increased its authorized shares of common stock from 30,000,000 to 200,000,000 and changed its name from Aarow Environmental Group, Inc. to Aaro Broadband Wireless Communications, Inc. to more closely reflect the Company's business plan and direction.

    Litigation

    On May 24, 2000, an action styled Broadband Wireless International Corporation, f/k/a Black Giant Oil Company v. Ronald L. Baker, Aarow Environmental Group, Inc. a/k/a aaro Broadband Wireless Communications Corporation and Getmore Communications, Inc., Case No. CJ-2000-3816, was filed in the District Court of Oklahoma County, Oklahoma. The plaintiffs were seeking to:

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

    Both of these cases were settled and approved by the court on October 16, 2000. Per the settlement agreement, the Company issued 3,000,000 common shares for the full and final settlement of all claims. The effect of this settlement will be reflected as an increase in capital and an increase in expense of approximately $666,000 during 2000.

                AAROW ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE L - SUBSEQUENT EVENTS - CONTINUED

    Litigation - Continued

    On October 27, 2000, an action styled Patricia A. Camp v. Aarow Environmental Group, Inc., Utica Publishing Corporation. D. Fredrick Shefte, Sammy D. Yates, and Jim W. Bolt, Case No. CIV 2000-1135-4, was filed in the Circuit Court of Washington County, Arkansas. Ms. Camp alleges that in or about 1995, she was a 50% partner with Jim Bolt operating under an oral partnership agreement as the Arkansas Chronicle. In late 1996 Ms. Camp and Jim Bolt allegedly acquired from Mr. Yates a business known as Copies Plus and operated and managed Copies Plus as co-owners and participants in a joint enterprise. Furthermore, in 1999, Jim Bolt and Sammy D. Yates allegedly merged or consolidated the Arkansas Chronicle and Copies Plus into a new entity called Utica Publishing Corporation that on September 2, 1999, merged with Aarow Environmental Group, Inc. In August 1999, Ms. Camp allegedly was approached by Jim Bolt to sign an exhibit to the purchase agreement for the sale of stock of Utica to the Company. Ms. Camp states that she did sign the agreement without reading the complete document and she now claims that she did not receive the proper amount of shares for her interest in Utica.

    Because of the recent filing of this case, the Company is currently unable to assess the merits of the claims made; however, management believes the merits to be questionable. The Company is vigorously defending this case and intends to pursue any claims that it may have against Ms. Camp.

    Additionally, the Company is subject to two claims for the issuance of approximately 3,380,000 shares of common stock. The claimants allege that they hold common shares of the Company's predecessors, which are convertible into common stock of the Company. Such shares are not recognized as outstanding by the Company or reflected in the Company's common stock records. Management does not believe the claimants have valid rights to any such shares. Management is investigating these claims and vigorously defending its position. The accompanying financial statements do not include any adjustment that may result from the outcome of these claims.