Form 10KSB40
period 2000-12-31
AARO BROADBAND WIRELESS COMMUNICATIONS INC
filed 2001-04-16
CIK 47968

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934 FOR THE TRANSITION PERIOD FROM          TO         .
                                                 ---------   --------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and nondisclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal period were $132,940.

The aggregate market value of the voting stock held by shareholders other than officers, directors, or greater than 10% shareholders was $14,292,353 as of March 29, 2001 based upon the average bid and asked prices on such date.

The number of outstanding shares of Common Stock as of March 29, 2001, was 53,639,182.

                     Transitional Small Business Disclosure
                              Format (Check one):
                                Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
Part I                                                                                                         -1-
Item 1. Description of Business                                                                                -1-
         General                                                                                               -1-
         Business                                                                                              -2-
         Marketing Opportunity                                                                                 -2-
         The Challenge                                                                                         -2-
         Aaro Wireless Solution                                                                                -3-
         Our Strategy                                                                                          -4-
         Service Offerings                                                                                     -5-
         Sales and Marketing                                                                                   -5-
         Technology and Operations                                                                             -6-
         Service Infrastructure                                                                                -6-
         Software Technology                                                                                   -7-
         Customer Service and Billing                                                                          -7-
         Contractual Arrangements                                                                              -7-
         Competition                                                                                           -8-
         Government Regulation                                                                                 -8-
         Environmental Matters                                                                                 -8-
         Employees                                                                                             -8-
         Corporate History                                                                                     -8-
Item 2.  Description of Property                                                                               -8-
Item 3.  Legal Proceedings                                                                                     -9-
Item 4.  Submission of Matters to a Vote of Security Holders                                                   -9-
Part II                                                                                                        -10-
Item 5.  Market for Common Equity and Related Stockholders Matters                                             -10-
Item 6.  Management's Discussion and Analysis or Plan of Operation                                             -12-
         Results of Operations                                                                                 -12-
         Liquidity and Capital Resources                                                                       -15-
Item 7.  Financial Statements                                                                                  -15-
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                                                  -15-
Part III                                                                                                       -16-
Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                                                     -16-
Item 10.   Executive Compensation                                                                              -18-
           Compensation of Directors                                                                           -18-
           Stock Option Plan                                                                                   -18-
           Officer and Director Liability                                                                      -19-
Item 11.   Security Ownership of Certain Beneficial Owners and Management                                      -20-
Item 12.   Certain Relationships and Related Transactions                                                      -21-
Item 13.   Exhibits and Reports on Form 8-K                                                                    -21-
(a)      Exhibits                                                                                              -21-
(b)      Reports on Form 8-K                                                                                   -21-

          CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING INFORMATION

     Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operation and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors. We cannot be sure that any of our expectations will be realized. Factors that may cause actual results, performance or achievements of us, or industry results, to differ materially from those contemplated by such forward-looking statements, include, without limitation: (1) our ability to meet our existing debt service obligations and the availability of additional funds to pursue our business plan; (2) our pace of entry into new domestic market areas and the ability to secure building access; (3) the time and expense required to build our planned network; (4) our ability to integrate and maintain internal management, technical information and accounting systems; (5) our ability to hire and retain qualified personnel to operate our business; (6) the impact of changes in telecommunication laws and regulations; (7) our success in gaining regulatory approval for our products and services, when required; (8) our ability to successfully interconnect with the incumbent carriers; (9) the timely supply of necessary equipment; (10) our ability to adjust to rapid changes in technology and to prevent misappropriation of our technology; (11) the intensity of competition; and (12) general economic conditions.

     Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I

Item 1.  Description of Business.

General

     Global Wireless Technologies, Inc. (Global Wireless) was incorporated on April 21, 2000, and on May 1, 2000, merged with a subsidiary of Aarow Environmental Group, Inc. (Aarow). As a result of this merger, the shareholders of Global Wireless became the majority shareholders of Aarow. Additionally, the officers and directors of Aarow were replaced by individuals associated with Global Wireless. In connection with this merger, net liabilities of $359,663 were assumed. This transaction was considered a capital transaction equivalent to the issuance of stock by Global Wireless (the accounting acquirer) for the net assets of Aarow, with no goodwill or other intangible assets recorded, accompanied by a recapitalization, similar to a reverse acquisition. Accordingly, the financial information included in this annual report is that of the accounting acquirer.

    Prior to this merger, Aarow did not have any significant business operations, and as a result of this merger, Aarow began developing broadband, fixed-wireless communication services to become a fully integrated telecommunications services provider.

    On September 25, 2000, Aarow's name was changed to "Aaro Broadband Wireless Communications, Inc." to more closely reflect its business emphasis.

    Currently, the Company operates a carrier-class network backbone utilizing fiber-optic facilities from WorldCom and Asynchronous Transfer Mode switching equipment from Cisco. Within any given metropolitan area, the Company utilizes wireless radio technology to deliver the high bandwidth necessary to provide application services, including video conferencing, video-on-demand and application services hosting. Other application services provided are virtual private networks and telephony services, using the Internet Protocol. The Company offers, either directly or through distributorship arrangements, its wireless communications services to commercial office space tenants and owners who currently do not have high-bandwidth service.

    In this Annual Report on Form 10-KSB, we will refer to Aaro Broadband Wireless Communications, Inc., a Nevada corporation, as "Aaro," "the Company," "we," "us," and "our." Additionally, financial information included in this report relates to Global Wireless from April 21, 2000 (Date of Incorporation) and Aarow from May 1, 2000, the date of merger.

Business

     We are an integrated telecommunications services provider. We provide our subscribers with high-capacity telecommunications transport for data, video and voice applications. We offer our subscribers high-speed, multiple-homed access to the Internet. We provide secure and reliable Virtual Private Network services across multiple locations to our customers. Utilizing both Sun and Intel servers located in our regional, class one data centers, we provide e-mail, web hosting, applications hosting and collocation services to our customers. We provide video conferencing services using the Internet Protocol (IP) throughout our network and we have gateways to convert Internet Protocol conferences to an Integrated Service Digital Network (ISDN) for compatibility with legacy networks and devices located around the world. All of this is constantly monitored from our Network Operations Center, which monitors the backbone, radios and electronics in our radio frequency distribution activities, and the radios and devices in our customer access portion of the network. We provide Wireless Local Area Network (WLAN) services to our customers to extend their wireless freedom to roam inside their campuses and buildings.

Market Opportunity

     We believe that the growth of the Internet, e-mail and wireless communications creates a market opportunity for service providers capable of delivering Internet, intranet and e-mail services over wireless communication networks. We believe that the following trends contribute to this market opportunity:

     The Growth of the Internet and E-commerce. The Internet and corporate intranets are becoming an increasingly important global medium for communications and commerce. The number of Internet users worldwide is projected to increase from approximately 140 million at the end of 1998 to over 500 million by the end of 2003, according to International Data Corporation. In addition, International Data Corporation estimates that the worldwide volume of commerce conducted over the Internet was approximately $50 billion in 1998 and will grow to approximately $1.3 trillion in 2003. Until recently, e-commerce has been dependent upon wired computer access to the Internet, which we believe has limited the overall demand and ability to conduct commercial transactions electronically. The ability to access the Internet remotely through a variety of wireless devices on a nationwide basis will, we believe, further increase utilization of business-to-business and business-to-consumer e-commerce. We also believe that the growth of the Internet and e-commerce will increase the demand for wireless access to these services.

     The Demand for High-Speed Connectivity. The demand for high-speed Internet connectivity is increasing due to the continued growth in e-commerce, online stock trading, company intranets, sales and marketing online applications, and availability of laptop computers. This growth in Internet applications continues to fuel the demand for ever-increasing speeds of Internet connectivity. We view this demand as a graph similar to the demand curve for increased computing speed, program sophistication, and increased memory and storage capacity of the desktop and laptop computers.

     The Proliferation of E-mail. E-mail is becoming an important means of communication, with both the number of e-mail users and usage level per individual projected to increase. Forrester Research, Inc. projects that daily Internet e-mail traffic in the United States will increase from 100 million e-mail messages per day in 1996 to 1.5 billion per day in 2002. We believe that as e-mail becomes an important means of communication, there will be an increasing desire for access to e-mail.

The Challenge

     While the wireless data services market is developing, widespread adoption of wireless data services has been hindered by a number of factors, including:

o        limited distance coverage of wireless radios;

o initially high customer premise equipment costs associated with using wireless data networks;

o confusion and unstable pricing from rooftop owners and operators for location of wireless radios;

o        data security concerns; and

o a lack of personnel with the expertise to develop and operate wireless data systems;

     As a result of these challenges, an opportunity exists for wireless service providers that are capable of offering an easy-to-use, cost-effective and reliable wireless service.

Aaro Wireless Solution

     We offer our subscribers' an effective and comprehensive solution to these challenges by our implementation of multipoint radios that operate below 10 Gigahertz in the frequency spectrum. We have entered into an agreement with a leasing company to lower the initial cost of equipment at the customer's site, and we are negotiating with national companies that specialize in rooftop access for fixed-wireless carriers to stabilize the challenges of cost-effective antenna location. Our radios incorporate some level of encryption technology with the additional ability to encrypt information through our routers. Finally, Aaro has acquired staff members with several years of radio experience. The key components of our comprehensive wireless solution are as follows:

     Multi-point radio technology. Our "last mile" wireless technology centers on multi-point radio systems that operate in the Unlicensed National Information Infrastructure (UNII) frequency band. Because these radios operate well below 7-10 Gigahertz, they have little operational problems with rainfall, snow, fog and other atmospheric conditions. This frequency is known as microwave radio as opposed to millimeter radio above 10 Gigahertz, which is where most of the licensed Local Multipoint Distribution Services (LMDS) radios used by our competition. While we are limited in our power output, we can still achieve service distances of three to ten miles between radios. Finally, these radios are less expensive to deploy than Local Multipoint Distribution Services solutions. A gigahertz is equal to one million Hertz, or cycles per second. Hertz are used to quantify radio spectrum and the number of Hertz indicates the information-carrying capacity of a communications channel. The Unlicensed National Information Infrastructure frequency has been set aside by the Federal Communications Commission (FCC) for use without the requirement of a usage license. The Local Multipoint Distribution Services operates at a higher frequency than our radios and can provide services at a higher speed. The Local Multipoint Distribution Services frequencies require that the appropriate license be obtained from the Federal Communications Commission.

     Offer Easy-To-Use Wireless Internet Access, E-commerce and E-mail. Our subscribers can access their corporate intranet sites, Internet providers and Web sites to obtain a broad variety of content (business and financial data, news, sports, travel, entertainment, and personal contact) as well as conduct e-commerce transactions (shopping, reservations and stock trading). In addition, we offer a variety of e-mail solutions, which allow our subscribers to access their e-mail at their existing Internet and business e-mail accounts.

     Video services. Videoconferencing allows businesses to conduct internal or external meetings. While Videoconferencing has been around for more than ten years, its implementation has lagged due to high costs and lack of bandwidth. We provide abundant bandwidth at prices less expensive than what has traditionally been available. Through our Virtual Private Networks, we provide a quality of service that allows for high-quality video conferencing.

     Focus on Subscriber Service and Support. We strive to provide our subscribers with easy-to-use wireless services. This begins with providing customers with flexible wireless solutions that include all the necessary components to implement service. In addition, we provide our customers with advice during their purchase decision process through our direct sales representatives, distributors and resellers, in order to help them choose the appropriate combination of speed, service and pricing plan. Once a subscriber has initiated services, we offer customer service and support. We intend to offer our customer service and support 24 hours a day, seven days a week. Existing subscribers can inquire about their accounts or receive technical support through a toll free service.

Our Strategy

     Our goal is to be a leading provider of wireless telecommunications services and data solutions for businesses and individuals. We seek to enhance our offerings with value-added services and additional functionality to establish and expand our subscriber base and achieve a recurring revenue base. Our strategy includes the following key elements:

     Offer Comprehensive and Flexible Solutions. We intend continually to improve our subscribers' wireless experience by simplifying user interfaces, expanding the features of the services, and improving the ease with which our subscribers can personalize their services. We also intend to complement our Web-based service offerings by providing customized solutions that meet the specific needs of our existing and potential subscribers.

     Capitalize on Marketing and Branding Initiatives. We market and advertise in order to establish our brand name and create sales opportunities. We intend to expand our presence as a mass-market provider of wireless Internet access by making an investment in establishing and building the Aaro brand. Through utilization of a combination of mass media advertising and trade shows, we will seek to expand our subscriber base, strengthen our customer relationships and capture market share. We will supplement our existing subscriber acquisition programs through Value-Added Reseller and distributor co-marketing programs. We have and will continue to target market segments and geographic markets where we believe there is opportunity for substantial subscriber penetration. We target as a value-added reseller an entity that is currently in the business of providing telecom and/or computer programming and consulting services to an existing customer base. Value-added resellers are contracted to market and sell our products and services to their existing customer base, thereby enhancing their product offerings, and receive a percentage of ongoing revenue as sales commissions.

     Expand Sales and Distribution Channels. We currently sell our services through a combination of direct sales representatives and through indirect channels such as value-added resellers and distributors. We intend to increase our distributor sales force during the next 12 months. Distributors sell our services and remit a percentage of their gross profit to us.

     Provide Superior Customer Service and Technical Support. Because wireless Internet access is an evolving and growing communications channel, subscribers may face a number of potential problems. We believe that even sophisticated subscribers periodically have questions or encounter problems as applications designed for wireless data proliferate. Consequently, we focus on providing high levels of customer service and technical support in an effort to achieve maximum levels of customer satisfaction. We currently provide monitored customer service and support 24 hours a day, seven days a week, which is staffed from 8:00am to 5:00pm, Monday through Friday. Customer service and technical personnel are on-call after business hours and on weekends. We intend to offer our monitored and staffed customer service and support 24 hours a day, seven days a week.

     Continue to Develop Solutions With Wireless Technologies. We focus our technology development efforts on applications and solutions, which integrate with and enable wireless networks. We also intend to continue to develop solutions that we expect will allow our services to operate on next generation protocols, devices and networks. We believe that our relationships with wireless network equipment manufacturers enhance our ability to continually adapt our existing solutions and develop new systems to integrate with new technologies and platforms as they emerge for commercial use. For example, we have been selected to field test a newly developed Internet Protocol telephony and data system, called Total Control 2000, developed by CommWorks Corporation, a wholly owned subsidiary of 3Com Corporation. This platform design is being evaluated to assess its ability to provide a scalable, voice and data management solution for the developing Applications Services Provider (ASP) industry, an industry in which software applications are made available to users for a fee, without the user being required to purchase the software.

     Pursue Strategic Alliances. We intend to pursue alliances that we believe will allow us to increase the scale and scope of our resources. In particular, we expect to seek alliances that will expand our subscriber base and engineering force, enabling us to enter new markets and provide new services.

Service Offerings

     Access to the Internet. Our subscribers access either our services or their existing Internet providers and the Web from all our locations. Through our services, we provide a personal menu of popular Web sites, which enable our subscribers to access a wide variety of Internet content. In order to insure quality service to our subscribers, we have contracted with multiple Tier I Internet providers to provide redundancy.

     Access to Corporate Networks. Our business customers often require secure connections to their enterprise systems, but do not want to change the way that their systems are configured. Through our virtual private network services, we provide the required secure and reliable wireless access to corporate data. Through standard Internet interfaces, our corporate subscribers will be able to access their enterprise messaging systems such as Microsoft Exchange and Lotus Notes or use value-added services such as sales force automation, customer retention management and Web dispatch offerings.

     E-mail Services. We provide businesses and individual subscribers access to a wide variety of e-mail services. Our business subscribers will be able to manage their e-mail accounts if their corporate networks permit remote access. In such cases, our subscribers will be able to send, receive, read, reply, forward and delete their regular corporate e-mail on a remote basis. Individual subscribers who have accounts at Internet service providers or Web portals, such as Earthlink or Yahoo!, will be able to access those e-mail accounts when they are using their existing wireline service or our wireless service.

     Unified messaging. An integration of e-mail, voice mail and fax into a common inbox, the subscriber will be able to access the inbox from a telephone or through a web browser.

     Virtual Private Networks (VPN). Virtual private networks allow subscribers the ability to tie multiple business locations together in a secure environment. Additionally, by using a Virtual Private Network, companies can allow key personnel full access to the company's network remotely.

     Voice over Internet Protocol (VoIP) phones. When it becomes commercially developed, Voice over Internet phones will be an option for businesses with multiple locations in different area codes. Voice over Internet Protocol technology connects long distance calls to other Internet Protocol phones and to non-Internet Protocol phones. Conference calling/bridging, voice mail, and local phone service are additional features of Voice over Internet Protocol technology.

     Applications hosting. When available, we intend to provide applications hosting, which will give customers the ability to outsource many common software needs such as word processing, finance and database programs, and many other productivity applications. Under this program, the software would reside on our servers, not the customer's, eliminating lengthy and costly configurations for new users and upgrades for existing customers.

     We currently sell and market to business customers. Additionally, we intend to offer our wireless solutions applications in rural communities, allowing these businesses and residents access to the wireless technologies available to larger cities.

Sales and Marketing

Sales

     We currently sell our services directly through sales representatives and indirectly through value-added resellers and distributors. In addition, we seek to generate sales from joint marketing relationships and strategic alliances.

     Direct Sales Representatives. Our direct sales professionals focus primarily on small to mid-sized corporate customers seeking to establish wireless Internet services or video services for their employees or customers. We also provide sales training for our value-added resellers and distributors through our direct sales professionals.

     Value-Added Resellers. We are seeking Value-Added Resellers that have an established loyal customer base consisting mainly of small to mid-sized businesses. These Value-Added Resellers and their employees must possess the technical expertise and certifications relating to computers, software and telecom necessary to provide the level of service we require. These Value-Added Resellers will play an important role in the development of our high-speed fixed broadband wireless communications network.

    Distributors. Distributors are selected based upon a screening process. A distributor has exclusive rights to sell our service in a designated geographical area.

Marketing

     The goal of our marketing plan is to establish our brand name and create sales opportunities. Our efforts have been and will continue to be targeted in market segments and geographic markets where we believe there is opportunity for subscriber penetration. We intend to expand our presence as a mass-market provider of wireless telecommunications access by making an investment in establishing and building the Aaro brand.

     We intend to continually seek new ways to reach potential subscribers that are learning about fixed wireless Internet communications. We also seek to establish Aaro as a strong independent wireless Internet brand. Through a combination of mass media advertising and trade shows, we intend to expand our subscriber base, strengthen our customer relationships and capture market share. We supplement our existing subscriber acquisition programs through Value-Added Reseller and distributor co-marketing programs. We plan to continue to develop a variety of co-marketing programs that make use of brand loyalties and existing customer relationships.

     We intend to build a Carrier Class backbone featuring wireless "last mile" connectivity and offer a package of fully integrated services including telephony over Internet Protocol with both local and long distance services, virtual private networks, video on demand, video conferencing, and unified messaging.

     Our marketing plan includes the utilization of an experienced sales force to reach the commercial customers in multi-tenant office buildings along with contracted Value-Added Resellers. In addition, to capitalize on the "first-to-market" theory, we are in the process of entering into exclusive distributorship agreements for our products and services in various markets throughout the United States. This allows us to open multiple markets at the same time and to reduce our cash flow requirements because the distributor is responsible for the customer build-out capital expenditures and the recurring monthly expenses for its territory. Our initial cost outlay will be limited to the construction of the distribution layer in the territory, which will be offset by the initial distribution fee paid by the distributor.

Technology and Operations

Service Infrastructure

     Wireless Connectivity Centers. We operate data centers at our headquarters in Oklahoma City, Oklahoma, Tulsa, Oklahoma and Austin, Texas. These data centers are connected to multiple Tier-1 Internet backbone providers via redundant high-capacity, high-speed leased Digital Signal 3 telecommunications lines. In turn, these centers are meshed in an Asynchronous Transfer Mode network using WorldCom supplied Digital Signal 3 circuits and Cisco Asynchronous Transfer Mode switches. Asynchronous Transfer Mode technology allows for broadband transmission of high-capacity telecommunications signals. A Digital Signal-3 line is the equivalent of a collection of 672 digital voice circuits. From these centers, we have established wireless distribution rings using Western Multiplex Tsunami radios operating at 100 megabits per second, or one million bits of information per second. These radios distribute our services, in a self-healing ring, an integrated system of telecommunications signals that are automatically re-routed if a connection is broken, among several prominent rooftops in each market. Finally, we deploy multipoint radio systems on each of these prominent rooftops to connect our customers' data sources to our network.

     Each data center is equipped with proven, industry standard equipment, including Cisco networking equipment, Sun Sparc Enterprise UNIX servers, high-end clustered Compaq servers, and Network Appliance NFS Servers. We believe our data centers are capable of meeting the capacity demands and security standards for services we developed or are developing for our customers.

     We have built a Network Operations Center (NOC) in Oklahoma City. We staff the center from 8:00 a.m. to 5:00 p.m. Central standard time on weekdays. In addition, we intend to have our technical staff monitor network traffic, service quality, and security 24 hours a day, seven days a week. We intend to continue to invest in improved network monitoring software and hardware systems.

Software Technology

     Our strategy is to develop solutions using existing technologies and industry standards in proprietary ways to continue to deliver customer-friendly fixed broadband wireless services and applications, as well as allowing our partners to develop wireless applications with standard development tools.

Customer Service and Billing

     We provide customer service, billing and product fulfillment at our national headquarters location in Oklahoma City. Our customer service program provides our subscribers with the ability to contact us through toll free telephone, Web, or e-mail. Through our aarowireless.net Web site, subscribers can access answers to Frequently Asked Questions and information about our services 24 hours a day.

     We have seven customer service and technical support representatives who handle inquiries about our services, equipment features and wireless communications. Our customer service and technical support personnel are available weekdays from 8:00 a.m. until 5:00 p.m. Central standard time. We intend to expand our e-commerce Web site capabilities to include self-provisioning, on-line billing, and interactive customer care during the second half of 2001. We provide corporate customer billing for all subscription fees, equipment, and other fees.

Contractual Arrangements

    During 2000, we sold our products under formal contracts ranging from month-to-month to several years. The connectivity fee charged to the customer varies depending upon the length of the contract. We are not dependent on any one customer or contractual relationship with a customer, so no single customer termination would have a material adverse effect upon our operations.

    We have granted the sole and exclusive master distributorship of our products and services in Springfield, Missouri to Aaro Broadband Wireless Communications of Missouri, L.L.C. on October 5, 2000, for an initial distribution fee in the amount of $250,000 and a minimum monthly utilization fee of $7,500. The initial distribution fee will be recognized as revenue over the initial term of the distributorship agreement. We did not recognize any of the income in the period ended December 31, 2000, as the build-out of the distribution layer of the city was not completed until February 2001.

    We granted the exclusive right to the Oklahoma Municipal League to contract to provide our products and services within the service areas of the Oklahoma Municipalities (as defined within the agreement) in Oklahoma. The Oklahoma Municipal League agreed to serve as the exclusive distributor of our products and services in the service areas of the Oklahoma Municipalities. This agreement does not give the Oklahoma Municipal League the right to enter into any contracts or agreements for the products and services with any municipalities or other entities outside of Oklahoma without our prior written consent. This agreement is for a two-year period ending November 16, 2002 (the "Initial Term"). The term of this agreement will automatically renew for three additional two-year terms; provided, however; that either we or the Oklahoma Municipal League may terminate this agreement at the end of the term pursuant to written notice of such termination no less than 90 days prior to the end of the term.

    We entered into an agreement for Web Site Development on December 4, 2000, with e-Leasing Corporation. We are developing a customized Web Site to be used for commercial purposes by e-Leasing Corporation. We recognized $12,380 as revenue in the period ended December 31, 2000, under this contract.

    On November 22, 2000, we entered into an Independent Contractor Agreement with Natel, L.L.C. for the programming and hardware configuration support related to the development of a call management platform for the Cisco VCO/4K voice switch. This agreement is for a period of 12 months at a monthly fee paid in advance on the first day of each and every month during the term plus reasonable expenses incurred by us for travel and living expenses as a result of this agreement. We recognized $52,000 as revenue in the period ended December 31, 2000, under this contract.

Competition

    We are competing with larger, better-funded companies. To offset this risk, we offer a suite of applications at a competitive cost. The number of small to medium-sized companies entering the fixed wireless field is growing steadily. Our challenge is to be first in the marketplace with the highest quality applications and service.

Government Regulation

    Our operations are subject to various federal, state and local requirements that affect businesses generally, including taxes, postal regulations, labor laws, and environment and zoning regulations and ordinances. Although our operations are not currently subject to regulation as a provider of Internet Protocol based voice services, there is the risk that these operations will become subject to state public utility commissions that regulate Internet Protocol based voice services.

Environmental Matters

    We are required to comply with federal, state and local environmental standards in installing our antennas.

Employees

    At December 31, 2000, we had 32 full-time employees dedicated to our wireless communications operations. Our future performance depends in significant part upon the continued service of our key technical and management personnel and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Corporate History

     Global Wireless Technologies, Inc. (Global Wireless) was incorporated on April 21, 2000, and on May 1, 2000, merged with a subsidiary of Aarow Environmental Group, Inc. (Aarow). As a result of this merger, the stockholders of Global Wireless became the majority shareholders of Aarow. Additionally, the officers and directors of Aarow were replaced by individuals associated with Global Wireless. In connection with the merger, net liabilities of $359,663 were assumed. This transaction was considered a capital transaction, equivalent to the issuance of stock by Global Wireless for the net assets of Aarow, with no goodwill or other intangible assets recorded, accompanied by a recapitalization; similar to a reverse acquisition.


Item 2.  Description of Property.

    Our executive offices and operations are located in 8,232 square feet the 21st floor of Oklahoma Tower at 210 Park Avenue, Oklahoma City, Oklahoma. In addition, we lease 6,199 square feet on the 18th floor of Oklahoma Tower to use for our National Operations Center. These facilities are leased under long-term leases requiring monthly rental payments of $17,281, which includes the rooftop rental payments, expiring April 30, 2010. Furthermore, we occupy 8,595 square feet of leased office space on the 2nd Floor at 110 West 7th Street, Tulsa, Oklahoma. These facilities are leased under long-term leases requiring the monthly rental payments of $10,579, which includes the rooftop rental payments expiring June 30, 2005. We have also entered into various rooftop lease contracts in Oklahoma City and Tulsa, which are leased under long-term leases requiring monthly rental payments ranging from $250 to $2,000.

Item 3.  Legal Proceedings

     As of December 31, 2000, the Company had the following legal proceedings pending.

     On October 27, 2000, an action styled Patricia A. Camp v. Aarow Environmental Group, Inc., Utica Publishing Corporation. D. Fredrick Shefte, Sammy D. Yates, and Jim W. Bolt, Case No. CIV 2000-1135-4, was filed in the Circuit Court of Washington County, Arkansas. Ms. Camp alleges that in or about 1995, she was a 50% partner with Jim Bolt operating under an oral partnership agreement as the Arkansas Chronicle. In late 1996 Ms. Camp and Jim Bolt allegedly acquired from Sammy D. Yates a business known as Copies Plus and operated and managed Copies Plus as co-owners and participants in a joint enterprise. Furthermore, in 1999, Messrs. Bolt and Yates allegedly merged or consolidated the Arkansas Chronicle and Copies Plus into a new Utica Publishing Corporation that on September 2, 1999, merged with Aarow Environmental Group, Inc. In August 1999, Ms. Camp allegedly was approached by Mr. Bolt to sign an agreement for the stock purchase and sale of Utica Publishing to Aarow Environmental. Ms. Camp states that she did sign the agreement without reading the complete document and she now claims that she did not receive the proper number of shares of common stock for her interest in Utica Publishing. We believe there are no merits to this case as it relates to us.

     We are vigorously defending this case and intend to pursue any claims that we may have against Ms. Camp.

     Billie J. Burns v. Aarow Environmental Group, Inc. a/k/a Aaro Broadband Wireless Communications Corporation (Case No. CJ-2000-5829) was filed in the District Court of Oklahoma County, Oklahoma on August 10, 2000. Ms. Burns alleges that she owns 69,011 shares of our common that were issued by Holiday Resorts International, Inc. ("Holiday") and 2,861 issued in the name of Rendezvous Trails of America, Inc. ("Rendezvous") (Holiday and Rendezvous being previous names of Aaro). Ms. Burns is demanding (i) that we issue to her 138,022 of Aaro's $0.001 par value common stock (representing the total claimed shares held by Ms. Burns subsequent to the March 5, 1996 two for one stock split); and
(ii) that we reimburse her for any diminishment in value of the claimed shares from her original demand date. We have investigated the Plaintiff's claim and find it to be without merit. Aaro is vigorously defending the claims of Ms. Burns. On December 1, 2000, the Plaintiff filed a Motion for Partial Summary Judgment. We have filed responsive pleadings. We are waiting on a ruling from the District Court on such Motion.

     Additionally, the Company is subject to a claim for the issuance of approximately 3,242,000 shares of common stock. The claimant alleges that he holds common shares of Aaro's predecessors, which are convertible into common stock of Aaro. Such shares are not recognized as outstanding by Aaro or reflected in our common stock records. We do not believe the claimant has valid rights to any such shares and we are investigating this claim and vigorously defending our position.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders during the fourth quarter of 2000.

Part II

Item 5.  Market for Common Equity and Related Stockholders Matters.

     Our common stock is included and quoted on the NASD OTC Bulletin Board under the symbol "AARW," formerly under the symbol "AARO." The following table sets forth, for the periods presented, the high and low closing bid quotations on the OTC Bulletin Board. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                                                                    COMMON STOCK
                                                                                                 CLOSING BID PRICES
                                                                                                HIGH              LOW
2000:
    First Quarter Ended March 31........................................................        $     .43        $.10
    Second Quarter Ended June 30........................................................        $    2.94        $.18
    Third Quarter Ended September 30....................................................        $    1.00        $.44
    Fourth Quarter Ended December 31....................................................        $    1.02        $.22
1999:
    First Quarter Ended March 31........................................................        $     .25        $.02
    Second Quarter Ended June 30........................................................        $     .27        $.02
    Third Quarter Ended September 30....................................................        $     .37        $.05
    Fourth Quarter Ended December 31....................................................        $     .43        $.06

     On March 29, 2001, we had approximately 1,429 holders of our Common Stock.

Penny Stock Trading Rules

     Our common stock is subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated under the Securities Act of 1933, as amended) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or the dealer having effected for the purchaser three sales of penny stocks on three different days involving three different issuers), the broker-dealer must obtain the purchaser's written agreement for the penny stock which sets forth the identity and number of shares or units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of a penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) in connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the account. The penny stock trading rules do not apply to those transactions in which a broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

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

Dividend Policy

    Our dividend policy is to retain any future earnings to support the expansion of our operations. Our Board of Directors does not intend to pay cash dividends on the common or preferred stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

     During the quarter ended December 31, 2000, we issued or became obligated to issue (I) 11,390,702 shares of our common stock, (ii) 1,680,000 redeemable warrants each exercisable for the purchase of one share of our common stock and
(iii) 2,000,000 shares of Series I Preferred Stock convertible into 6,000,000 shares of our common stock. The following summarizes these stock issuances:

     Pursuant to a private offering, we sold 84 units solely to accredited investors. Each unit consisted of 30,000 shares of common stock and 20,000 redeemable warrants. In connection with this offering we sold 2,520,000 shares of our common stock and 1,680,000 redeemable warrants, each exercisable for the purchase of one share of our common stock and received cash proceeds of $840,000.

     The holders of 2,842,770 shares of our series I convertible preferred stock converted their preferred shares into 8,528,310 shares of our common stock and the shares of preferred stock were cancelled. In connection with this conversion, we did not receive any proceeds.

     As compensation to our independent directors, we issued 57,143 shares of our common stock. In connection with this issuance, we did not receive any proceeds.

     The holder of warrants exercisable for the purchase of 350,000 shares of our common stock exercise the warrants. This exercise was pursuant to the cashless exercise provisions of the warrants, and we became obligated to issue 199,138 shares of our common stock. Because of the cashless exercise, we did not receive any proceeds from this exercise of the warrants.

     We also issued 86,111 shares of our common stock as compensation for services provided or to be provided by the recipients of these share. We did not receive any proceeds in connection with the issuance of these shares.

     We sold 2,000,000 shares of our series I convertible preferred stock to The Oklahoma Publishing Company for $2,000,000.

     We relied on Rule 506 of Regulation D promulgated under and Sections 4(2) and 4(6) of, the Securities Act of 1933, as amended, for exemption from the registration requirements of this Act as well as applicable state securities laws. Each purchaser of the common stock was furnished information concerning our operations, and each had the opportunity to verify the information supplied. Additionally, we obtained a signed representation from each of the above named persons in connection with the offer of our common stock of his, her or its intent to acquire such stock for the purpose of investment only, and not with a view toward the subsequent distribution thereof each of the certificates representing. The certificates evidencing the common stock were stamped with a legend restricting transfer of the securities represented thereby, and we issued stop transfer instructions to our transfer agent and registrar of the common stock. No commissions were paid on any of the above stock transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 1 of this Annual Report on Form 10-KSB for additional factors relating to such statements.
Results of Operations

Overview

     Our main activities have consisted of acquisitions of building access rights, hiring of management and other key personnel, raising of funds, development of operating systems and purchase and deployment of our equipment and network. Since May 1, 2000, we have initiated commercial service using our fixed wireless broadband technology in three cities.

     Our losses, as well as our negative operating cash flow have been significant to date. We expect both to continue until we can generate a customer base through the combined efforts of direct sales and our distributorship sales that will generate revenues to fund our operating expenses. After we initiate service in our market areas, we expect to have positive operating margins by increasing the number of customers and selling of additional capacity or services without significantly increasing related capital expenditures or operating costs. Our ability to generate positive cash flow will depend on capital expenditures in new market areas, competition in our current market areas and any potential adverse regulatory developments.

Factors Affecting Future Operations

     Our ability to expand effectively will depend upon, among other things, monitoring operations, controlling costs, maintaining regulatory compliance, raising capital to pay expenses, interconnecting with the incumbent carriers, maintaining effective quality controls, securing building access, expansion of our accounting systems and attracting, assimilating and retaining qualified technical personnel and management. Failure to retain senior management, key staff, expand our customer base, purchase adequate supplies of equipment, secure building rooftop access and increasing the capacity of our network would cause our customers to experience delays in connection of service. Failure to meet the expectations of our customers would have a material adverse effect on our business.

     Our method of utilizing a distribution ring for our network around a city has only been commercially used on a limited basis. We selected this technology because we believe it complements existing wireless and wired technologies that we employ in our networks. If this technology does not perform as expected or provide the advantages that we expect, our business, financial condition and results of operations may be materially adversely affected.

     The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses and current cash balances will not be sufficient to fund the current business plan. Our principal capital expenditure requirements will include:

               o   employee salaries and benefits
               o   connectivity fees
               o   office and rooftop leases
               o   network equipment and software
               o   debt service
               o   other operating expenses

     Part of our strategy is to utilize a distributorship network to expand our customer base and achieve greater market penetration more rapidly. We believe that by implementing this strategy, we can capitalize on our distributors' familiarity with their market area, customer affiliations, financial strength, their experienced personnel and minimize our requirement for incremental expenditures. We are in the process of entering into exclusive distributorship agreements for our products and services in various markets throughout the United States. This allows us to open multiple markets at the same time and to reduce our cash flow requirements since the distributor is responsible for the customer build-out capital expenditures and the recurring monthly expenses for their territory. Our initial cost outlay will be limited to the construction of the distribution layer in the territory, which will be offset by the initial distribution fee charged to the distributor.

     We are also currently seeking additional debt and/or equity financing to fund liquidity needs. In the event that we are unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

Revenues

     We offer an integrated list of products including fixed wireless broadband connectivity, Internet access, Web-design, e-mail services, virtual private networks and wireless local area networks. We market these services currently to small and medium-sized businesses with future plans to offer our services to residential customers as the pricing and technology permits. We seek to attract these customers through a broad product offering, customer service and a competitive pricing structure. We anticipate that our competitors may reduce their prices as increased competition begins to reduce their market penetration. We expect to remain competitive if market prices decline.

Operating Costs

     The costs required to operate and maintain our networks includes real estate leases for operations centers, servers, switches, distribution antennas, customer antennas, radios, routers, connectivity facilities between operations centers and individual cities, leasing of capacity lines, the cost to interconnect and terminate traffic with other network and internet service providers, software licensing fees and network design.

Sales, General and Administrative Costs

     We incur costs related to the selling, marketing and promotion of our products and services. These costs include the costs of personnel as well as advertising costs to develop brand awareness of the Aaro name.

     In addition, we incur operating costs such as customer service, technical support, billing and collections, data processing, general management, accounting, office leases, administrative functions, depreciation and financing costs. Areas that will require more personnel as our customer base grows include customer service, technical support, accounting, billing and information systems. These areas have required upfront capital expenditures and operating costs in this building stage that we have experienced.

Capital Expenditures

     Our main capital expenditure to date has been in the area of building out our national and regional operations centers. This network infrastructure includes a National Operations Center in Oklahoma City, Oklahoma and two Regional Operations Centers presently constructed in Tulsa, Oklahoma and Austin, Texas.

Customer Connectivity Equipment

     The purchase and installation of the customer connectivity equipment includes an antenna, radio unit, power supply, multiplexer, router and installation materials. Customers in the same building may share this equipment, which reduces our capital outlay per customer.

Distribution Locations

     A distribution location can serve several customers within a 360-degree coverage area. A distribution location typically comprises six sectors, each of which cover a section of the service area depending upon coverage and capacity requirements. Each sector requires one or more antennae and radio units depending upon the concentration of the customers and traffic within each sector. Costs incurred on each distribution location are typically higher than are costs per customer site. We will be able to add additional distribution equipment as the customer demand requires.

Distribution Locations to Regional Operations Center

     We transport traffic between our distribution locations to our Regional Operations Centers by utilizing leased fiber. This cost is captured as an operating expense as opposed to a capital expenditure. We also incur switching costs for traditional circuit-based switches, line cards for interfacing with the backhaul networks and with the networks of other carriers, packet-based routers and power systems.

Network Operations Center

     Network operations center costs include investments in developing a command, control and communications center to monitor and manage our entire network infrastructure. Further costs include investments in applications and commercial hardware and software solutions customized for problem identification and network monitoring.

Data Center

     Our data center is designed for the 24-hour a day routing of Internet traffic and hosting of Web sites and e-mail. Costs to develop our data center include investment in computer hardware and software, multi-redundant mechanics, utilities and environmental controls, security systems and broadband connectivity.

Information Technology

     Costs to acquire, develop and enhance our information technology will require capital investment. Systems for billing, customer services, finance and network monitoring are under development and undergoing further enhancement.

Discussion of Period Ended December 31, 2000

     During the period ended December 31, 2000, we had revenue of $132,940 resulting from custom programming, consulting and providing broadband wireless transport. We experienced delays in the deployment of service to new cities and the execution of our business plan due to cash flow shortages, delays in availability of computer equipment and the litigation with Broadband and Broadcom. We are continuing to acquire the necessary equipment to complete the deployment of our Regional Operations Centers, National Operations Center and individual customer sites for our wireless communications services. During the last quarter of 2000, we signed our first "Exclusive Master Distributorship Agreement", entered into an agreement with the Oklahoma Municipal League granting them the sole and exclusive right for Oklahoma municipalities for our products and services in Oklahoma and entered two contracts for programming and Web development services.

     Operating expenses of $4,088,235 consisted predominately of facilities and telecom charges, depreciation-amortization, contract services, occupancy costs and employee costs. Facilities and telecom charges of $452,060 were incurred as we connected offices and Regional Operations Centers with the National Operations Center and related site expenses for wireless transmission. Contract services include expenses related to professional services and contract labor fees and totaled $344,396. Occupancy costs of $266,510 include the costs of office leases, insurance and office related expenses. Public relations expenses to promote our products and services amounted to $175,967, which included trade show and promotional costs. Employee costs totaled $1,951,135 for the period ended December 31, 2000. Employee travel totaled $205,212 and depreciation accounted for $450,632. Other miscellaneous operating expenses for the period were $242,323.

     Interest expense of $342,363 was primarily the result of the accretion of the discount on short-term notes issued to serve as "bridge financing" while we raised capital in two separate 506 Private Placements. This accretion was a non-cash expense. The additional interest expense was attributable to debt service on short-term bank financing.

     Other Expense in the amount of $509,267 was mainly due to litigation expenses associated with settlement of the Broadband and Broadcom lawsuits.

Income Taxes

     Due to net losses, no provision for income taxes was necessary for 2000.

     At December 31, 2000, we had net operating loss carryforwards of approximately $5,525,000, which will expire at various dates beginning in 2016. Because such carryforwards can only be used to offset future taxable income, a valuation allowance has been provided until it is more likely than not that taxable income will be generated. Also, due to the change in control on May 1, 2000, the utilization of net operating loss carryforwards of $883,000 will be limited under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

     For the period ended December 31, 2000, we financed our growth from borrowings and sale of our equity securities. Net cash used by operating activities totaled $2,740,057 in the period April 21, 2000 through December 31, 2000. Net cash used by investing activities in the same period totaled $2,493,259 due mainly to the purchase of equipment. Cash flows provided by financing activities were $5,965,091 during the period ended December 31, 2000. During the period ended December 31, 2000, we had a net cash increase of $731,775.

     On June 30, 2000, we completed a private placement offering of 8,000,000 units, each unit consisting of one share of Common Stock and one Redeemable Warrant at $.25 per unit. We received net proceeds from this offering of $1,996,422. Each of the redeemable warrants is exercisable until June 30, 2005 for the purchase of one share of common stock for $2.00 (as modified in February
2001). These funds have been utilized for the purpose of payment of current liabilities and development of our wireless communications networks and marketing of the related products and services.

     On October 5, 2000, we sold 2,000,000 shares of Series I Preferred Stock for $2,000,000. Upon issuance, $1,752,000 of the proceeds was allocated to the intrinsic value of the beneficial conversion feature, resulting in a discount on the preferred stock. Because these securities are convertible at the date of issuance, the discount was fully recognized as a return to the preferred stockholder at the date of issuance.

     In addition, as of December 31, 2000, we received net proceeds from a second private placement offering of $960,000 for sale of 96 units, each unit consisting of 30,000 shares of common stock and 20,000 redeemable warrants. Each of the redeemable warrants is exercisable until June 30, 2005, for the purchase of one share of common stock for $2.00 (as modified in February 2001). We have utilized these funds for the purpose of payment of current liabilities, development of our wireless communications networks, marketing of the related products and services and to retire short-term notes payable. As a part of this private placement, notes payable with face amounts of $500,000 and carrying amounts of $329,284 were exchanged for 50 units. This exchange resulted in the extinguishment of the notes payable and an extraordinary loss of $170,716.

     We are also currently seeking additional debt and/or equity financing to fund liquidity needs. In the event that we are unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

Item 7.  Financial Statements

     The Company's financial statements that are prepared in accordance with Regulation S-B are set forth in this Report, beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements of the type required to be included in this Report between management of the Company and its independent accountant during 2000 and 1999.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

    The following table sets forth certain information with respect to each executive officer and director of the Aaro serving as of December 31, 2000. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting and until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company authorize the Board of Directors to be constituted of not less than one and such number as the Board of Directors may from time to time determine by resolution or election. At December 31, 2000, the Board consisted of ten members.

NAME                                        AGE               POSITION
----                                        ---               --------
Ronald L. Baker.............................51................President, Chief Executive Officer and Director
Michael W. Canfield.........................50................Chief Financial Officer, Treasurer and Director
J. Michael Erhart...........................45................Vice President, Chief Technology Officer and Director
Norman S. Leighty...........................53................Chief Operating Officer and Chairman of the Board
Richard R. Stutsman.........................45................General Counsel, Secretary and Director
Steven G. Zabel.............................52................Vice President of Corporate Development and Director
William Miller II, PhD......................49................Director
Bobby Schmidt...............................60................Director
Joseph H. Johns.............................51................Director
Michael R. Hecomovich.......................53................Director

    As of December 31, 2000, the executive officers of Aaro devoted their full time to the business.

    The following is a brief description of the business background of the executive officers and directors of the Aaro:

    Ronald L. Baker was elected as President, Chief Executive Officer and Director subsequent to the merger with Global Wireless Technologies, Inc. With 20 years of wireless telecommunications experience, Mr. Baker is a recognized speaker and known as a futurist and visionary on the future of wireless. Ron Baker was one of the first 13 employees hired by McCaw Cellular during the inception of the commercialized cellular telephone industry during the mid-1980s. During his twelve years of wireless experience at McCaw, Ron moved from being the first field person hired to responsibility for developing the national accounts program, other sales channels and numerous vertical applications. A member of McCaw's inner circle advisory councils, Baker headed numerous special projects, including the virtual office, disaster recovery, digital data and fixed wireless. When AT&T purchased McCaw in 1996, Ron stayed on for one year before moving over to assist the launching of new markets and major accounts for Western Wireless.

     During the past three years, he grew his own companies, GetMore Communications, GetMore Telecom, and GetMore Internet, selling from 14 retail locations.

     Mr. Baker has served on three national committees that have guided members of Congress in formulating regulations for the telecommunications industry. He is a Cofounder of United States Disaster Preparedness Council, which implemented Storm Signal Alert in Oklahoma City in 1999, and has served as an Advisor to the Federal Law Enforcement Wireless Users Group. (FLEWUG), to the Public Safety Wireless Advisory Council (PLASWAC), and to the Intelligent Transportation System.

     Michael W. Canfield is the Chief Financial Officer, Treasurer and Director with 28 years experience in all aspects of corporate finance including financing, insurance, income taxes, accounting and information systems. About 18 years were spent as CFO of the rapidly growing companies, Hobby Lobby Stores, Inc. and Carpet World Stores, Inc. Mr. Canfield's B.S. degree in accounting was received at the University of Central Oklahoma in 1972. Affiliated with the American Institute of Certified Public Accountants, Oklahoma Society of Certified

Public Accountants, and the Financial Executive Institute, Mike has also served as a Speaker/Small Group Leader of the Oklahoma Student Leadership Forum on Faith and Values.

     J. Michael Erhart serves as the Chief Technology Officer and a Director. His responsibilities include the design, implementation and operation of Aaro's national ATM backbone network and local broadband wireless services, and the computing technology that will provide an array of application services. He has extensive technical and project management experience with network management emphasizing SNMP, with telecommunications hardware and software, and with TCP/IP, SNA, Banyan Vines, AppleTalk and other communications protocols, and has commensurate programming experience.

     Mike is a recognized telecom expert with 20 years of accomplishments, most recently as the CTO of Chickasaw Telephone, an independent regional telephone company, and with the Oklahoma State Regents for Higher Education where he led as Director of Telecommunications and Computing Services. He is a member of the OK Data Processing and Telecommunications Advisory Committee and President of the Oklahoma City Forum. He received the Oklahoma Distance Learning Association's Outstanding Service Award and another service award for the development of a strategic plan for Oklahoma telecommunications.

     Norman S. Leighty serves as the Chief Operating Officer and Chairman of the Board. He is a creative and proven executive with both domestic and international marketing and operations experience. He has demonstrated success in both turnaround and start-up situations, increasing market share and profitability.

     His accomplishments include the conception and development of a new sales and marketing program for a software development company; the direction of the most successful product launch in company history, achieving $16 million in sales at a 60% gross profit; management of a $7.5 million advertising budget; and the complete redesign of one company's electric motor business.

     Internationally, Mr. Leighty developed strategy and served as a key member of the acquisitions team that negotiated the purchase of a division valued at $24 million; established and directed a sales organization in Japan, increasing sales from $350,000 to $5.5 million in less than four years; played a key role in his company's acquisition of its first European asset and successfully integrated the operation into corporate structure.

     Richard R. Stutsman is the General Counsel, Secretary and Director. Mr. Stutsman has a Juris Doctorate, University of Oklahoma, and Masters Degree in Tax Law, Boston University. He is a member of the Oklahoma Bar Association. Richard has 18 years experience in the area of corporate law and taxation with major law firms and in private practice.

     Steven G. Zabel serves as the Vice President of Corporate Development and Director. Mr. Zabel has over 20 years of entrepreneurial and 11 years of telecom experience, including sales, sales management and development. Mr. Zabel's greatest strengths are establishing and maintaining trust in individual relationships, subsequently generating investments and sales. Zabel's charismatic and down-to-earth nature may seem contrary to his large physical presence - Steve attended the University of Oklahoma (B.S., Business Education) where he was a two-time All-Big Eight and All-American football player. Drafted in the NFL first round by the Philadelphia Eagles, Steve spent five years with the Eagles, four years with the New England Patriots, and one year with the Baltimore Colts. After his retirement from football, Steve leveraged his football stamina into various entrepreneurial endeavors, all through which he maintained the trust of repeat investors and customers.

     Dr. William D. "Bill" Miller II, Ph.D. was the first of four external appointments to the Aaro Board. He currently serves as the Director of the Oklahoma Aeronautics and Space Commission, overseeing 123 airports in Oklahoma. He is a retired Army officer and holds a Ph.D. in training and development from the University of Oklahoma.


     Bobby Schmidt is an external appointment to the Aaro Board with forty years experience in management. He was the former CFO of Carson, Pirie & Scott. Bobby currently serves on the board of Avista Corporation. He was a member of the Chicago Board of Trade.

     Joseph H. Johns adds over twenty years experience in the information technology industry. A retired U.S. Navy Captain, Joe is currently the executive in charge of IBM's printer supplies and paper businesses worldwide, and a former executive with Harris Corporation and Dataproducts Corporation (now Hitachi Koki Imaging Solutions). Joe also serves as Chairman of the Board of Directed Energy Solutions, a private corporation that develops laser technology.

     Michael R. Hecomovich, an external appointment to the Aaro Board, is the CEO of Global Marketing Services. He has experience in sales, sales management, and operations. Mr. Hecomovich is a former Brigade Commander at the U.S. Naval Academy, and received his master's degree in International Management.


Item 10.  Executive Compensation

    The following table sets forth certain information with respect to the total compensation, paid or accrued, of the Officers of the Company during 2000, 1999 and 1998.

                                            Annual Compensation
                                            -------------------
                                                                                          All Other
Name and Principal Position             Year         Salary(1)           Bonus(2)      Compensation(3)
---------------------------             ----         ---------           --------      ---------------
Ronald L. Baker..................       2000         $  72,223           $     --         $ 41,122
  President, CEO and Director....       1999         $      --           $     --         $     --
                                        1998         $      --           $     --         $     --
Norman S. Leighty................       2000         $  76,977           $     --         $ 46,428
  COO and Chairman of                   1999         $      --           $     --         $     --
     the Board                          1998         $      --           $     --         $     --
J. Michael Erhart................       2000         $  66,266           $     --         $ 49,057
  VP, Chief Technology Officer ..       1999         $      --           $     --         $     --
     and Director                       1998         $      --           $     --         $     --
Michael W. Canfield..............       2000         $  68,189           $     --         $ 42,166
   CFO and Director                     1999         $      --           $     --         $     --
                                        1998         $      --           $     --         $     --
Steven G. Zabel..................       2000         $  52,833           $     --         $ 41,957
   VP of Business Development....       1999         $      --           $     --         $     --
       and Director                     1998         $      --           $     --         $     --
Richard R. Stutsman..............       2000         $  73,667           $     --         $ 31,749
    General Counsel and                 1999         $      --           $     --         $     --
        Director                        1998         $      --           $     --         $     --
D. Frederick Shefte..............       2000         $      --           $     --         $     --
     President                          1999         $   7,800           $     --         $ 32,356
                                        1998         $      --           $     --         $     --


(1) Dollar value of base salary (both cash and non-cash) earned during the year.
(2) Dollar value of bonus (both cash and non-cash) earned during the year.
(3) Includes stock awards at estimated fair value in lieu of salary taken by the officers. Also, includes value of the company autos, health insurance, disability insurance and life insurance for officers.

Compensation of Directors

    Our directors, that are employees, are not currently compensated for attending meetings of the directors and committees of the Board of Directors, but are reimbursed out-of-pocket expenses. The compensation on non-employee directors has been determined by our Board of Directors to be $500 per non-employee director per meeting plus common shares to be issued totaling $50,000 per year based upon the closing stock price of the stock on the date of the signed director's agreement and non-employee directors are reimbursed out-of-pocket expenses incurred in attending meeting of directors and committees on which they serve.

Stock Option Plan

    Our stock option plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and non-incentive stock options ("NSO Options") with or without Stock Appreciation Rights to our employees and consultants, including employees who also served as directors. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 2,500,000. As of December 31, 2000, no options had been granted under the Plan.

    The Stock Option Committee, administers and interprets the Plan and has authority to grant options to all eligible and determine the types of options, with or without Stock Appreciation Rights, granted, the terms, restrictions and conditions of the options at the time of grant, and whether Stock Appreciation Rights, if granted, are exercisable at the time of exercise of the option to which the Stock Appreciation Right is attached.

    The option price of the Common Stock is determined by the Stock Option Committee, provided such price may not be less than the fair market value of the shares on the date of grant of the option. The fair market value of a share of the Common Stock is determined by averaging the closing high bid and low asked quotations for such share on the date of grant of the option or, if not quoted, by the Stock Option Committee. Upon the exercise of an option, the option price must be paid in full, in cash or with a Stock Appreciation Right. Subject to the Stock Option Committee's approval, upon exercise of an option with a Stock Appreciation Right attached, a participant may receive cash, shares of common stock or a combination of both in an amount or having a fair market value equal to the excess of the fair market value, on the date of exercise, of the shares for which the option and Stock Appreciation Right are exercised over the option exercise price.

    Options granted under the Plan may not be exercised until six months after the date of the grant and rights under a Stock Appreciation Right may not be exercised until six months after the Stock Appreciation Right was attached to the option, if not attached at the time of the grant of the option, except in the event of death or disability of the participant. Incentive Stock Options and any Stock Appreciation Rights are exercisable only by participants while actively employed as an employee or a consultant or our subsidiary, except in the case of death, retirement or disability. Options may be exercised at any time within three months after the participant's retirement or within one year after the participant's disability or death, but not beyond the expiration date of the option. No option may be granted after December 28, 2005. Options are not transferable except by will or by the laws of descent and distribution.

Officer and Director Liability

    The Articles of Incorporation and Bylaws of Aaro provide that Aaro shall indemnify its directors and officers to the full extent permitted by the Nevada General Corporation Law. Under such provisions, any director or officer, who in his capacity as such, is made a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of Aaro. The Articles of Incorporation and Bylaws of Aaro and the Nevada General Corporation Law further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Articles of Incorporation, the Bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Act may be permitted to directors and officers of Aaro, we have been advised that in the opinion of the Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Change-in-Control Agreement

    We have a change-in-control agreement with our six officers. The provisions of this agreement entitle each of the officers to receive up to three times their current annual compensation, continuation of certain benefits, and full vesting of any stock awards if there is a change in control in Aaro and their employment is terminated.

    For the purpose of this agreement, a "Change-in-Control" shall be deemed to have occurred if:

                  a. individuals who, on the date hereof, are members of the Board of Directors of Aaro (the "Board") cease for any reason to constitute at least 75% of the members of such Board, unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least 75% of the members of such Board then still in office who were members of such Board of the date hereof; or

                  b. after the date hereof, any "person" (as such term is used in Sections 13(d) and 14(d) (2) of the Securities Exchange Act of 1934 ("Exchange Act") becomes the "beneficial owner' (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Aaro representing 25% or more of the combined voting power of our then outstanding securities (such "Person" hereafter referred to as a "Major Stockholder"); or

                  c. the stockholders of the Aaro shall approve a merger, consolidation or dissolution or the sale, lease or exchange of all or substantially all of Aaro's assets.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table presents certain information as to the beneficial ownership of the Company's common stock as of March 29, 2001, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) each current director and executive officer, and (iii) our current executive officers and directors as a group together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their share unless otherwise indicated, and there is no family relationship between our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of the common stock that the named person beneficially owns includes shares of common stock that such person has the right to acquire on or before May 11, 2001 (including conversion of preferred stock into common stock); however, such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

                                                                                             Common Stock
                                                                                       --------------------------
                                                                                          Shares       Percent of
                                                                                       Beneficially       Share
Name and Address of Beneficial Owner                                                     Owned **       Ownership
                                                                                       ------------    ----------
Ronald L. Baker (1).............................................................         12,201,748         20.39%
    210 Park Avenue
    Suite 2100
    Oklahoma City, Oklahoma 73102
The Oklahoma Publishing Company (2).............................................          9,200,000         14.99%
    9000 Broadway Extension
    Oklahoma City, Oklahoma 73114
J. Michael Erhart (3)...........................................................            963,399          1.61%
Michael W. Canfield (4).........................................................            417,300              *
Norman S. Leighty (5)...........................................................          2,110,540          3.48%
Richard R. Stutsman (6).........................................................            545,659              *
Steven G. Zabel (7).............................................................            985,839          1.65%
William Miller II, PhD (8)......................................................            337,312              *
Bobby Schmidt (9)...............................................................          1,116,667          1.86%
Joseph H. Johns (10)............................................................          2,157,143          3.57%
Michael R. Hecomovich (11) .....................................................            144,162              *
Executive Officers and Directors
     as a Group (ten individuals) (12)..........................................          20,979769         33.44%

----------
     *   Less than 1%.
     ** Includes shares that are subject to a divestiture agreement in the case the employment of the named officer person is terminated.
     1) The shares beneficially owned and the percentages include 490,000 shares owned by Jesslyn Dee Baker, wife of Mr. Baker and 70,000 shares of common stock issuable upon exercise of Redeemable Warrants.
     2) The shares beneficially owned and the percentages include 6,000,000 shares of common stock issuable upon conversion of our Series I Convertible Preferred Stock and 1,600,000 shares of common stock issuable upon exercise of Redeemable Warrants.
     3) The shares beneficially owned and the percentages include 734,760 shares owned by Mr. Erhart's living trust, 100,000 shares owned by Doris Erhart, wife of Mr. Erhart and 50,000 shares of common stock issuable upon exercise of Redeemable Warrants.
     4) The shares beneficially owned and the percentages include 100,000 shares owned by Dollie E. Canfield, wife of Mr. Canfield.
     5) The shares beneficially owned and the percentages include 155,000 shares owned by Sharon J. Leighty, wife of Mr. Leighty and 850,000 shares of common stock issuable upon exercise of common stock purchase warrants held by Mr. Leighty.

     6) The number of shares and percentages include 100,000 shares of common stock issuable upon exercise of common stock purchase warrants held by Mr. Stutsman and 150,000 shares owned by Nancy L. Stutsman, wife of Mr. Stutsman.
     7) The shares beneficially owned and the percentages include 50,000 shares of common stock issuable upon exercise of Redeemable Warrants.
     8) The shares beneficially owned and the percentages include 115,000 shares of common stock owned in joint tenancy with his wife and 163,000 shares of common stock owned in a family trust with his two sisters.
     9) The shares beneficially owned and the percentages include 600,000 shares of common stock issuable upon exercise of Redeemable Warrants.
     10) The shares beneficially owned and the percentages include 1,200,000 shares of common stock issuable upon exercise of Redeemable Warrants.
     11) The shares beneficially owned and the percentages include 50,000 shares of common stock issuable upon exercise of Redeemable Warrants.
     12) The shares beneficially owned and the percentages include the shares beneficially owned by Messrs. Baker, Erhart, Canfield, Leighty, Stutsman, Zabel, Miller, Schmidt, Johns and Hecomovich, our officers and directors.

Item 12.  Certain Relationships and Related Transactions

    Set forth below is a description of transactions entered into between the Company and certain of its officers, directors, and shareholders during 2000 and 1999. Certain of these transactions will continue in effect and may result in conflicts of interest between such individuals and us. Although each person may have a fiduciary duty to our shareholders, and us there can be no assurance that conflicts of interest will always be resolved in our favor.

     Our officers received 14,468,552 shares of our common stock in connection with our merger with Global Wireless Technologies, Inc. Of these officers, Ronald L. Baker was considered a "promoter" and received 11,641,748 shares of our common stock as a result of the merger with Global. Mr. Baker, like the other officers, only paid the $.001 par value of the shares of Global common stock that was exchanged for our shares of common stock. A total of 13,523,552 of these shares are subject to a divestiture agreement that will take effect under certain circumstances involving the termination of employment. However, if there is a change in the voting control or management control representing a "change in control", the divestiture agreement will terminate The shares issued to the officers' spouses are not covered by this divestiture agreement. This divestiture agreement is designed to expire incrementally over a three-year period from the date of issuance of the shares. If we terminate, without cause, the officer's employment or the officer dies prior to the end of the three-year period, then the officer, or the officer's beneficiary, will be entitled to retain ownership of all the common shares. Only if the officer voluntarily terminates his employment, or if we terminate the officer with cause, will the divestiture agreement be enforced.

Item 13. Exhibits and Reports on Form 8-K

Exhibits--

2.3 Agreement For Stock Purchase, dated September 2, 1999, amongst Registrant, Jim Bolt, Sam Yates, Trish Camp, Paul Bryan, Lucia Kugler, Nick Bohannon, Jay McDonald, Tony Amend, Mel Robinson, Ray and Marie Forehand, and Utica Publishing Company, Inc., is incorporated by reference to Form 8-K filed with the Commission on September 17, 1999.

3.1 Articles of Incorporation of Registrant are incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.

3.2 Second Amendment of Articles of Incorporation is incorporated by reference to Schedule 14C, dated August 23, 2000, filed with the Commission on August 25, 2000

3.3 Bylaws of Registrant are incorporated by reference Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.

4.1 Form of Certificate of Common Stock of Registrant is incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.

4.2 Certificate of the Powers Designation, Rights and Preferences for the Series I Convertible Preferred Stock of Registrant, dated March 5, 1996, is incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

4.3 Rain Forest - Moose, Ltd. 1996 Stock Option Plan, adopted February 21, 1996, incorporated by reference to Form 10-KSB, dated March 8, 1996.

10.1 Change-in-Control Key Employee Agreement, dated January 18, 2001, amongst Ronald L. Baker, Michael W. Canfield, J. Michael Erhart, Norman
         S. Leighty, Richard R. Stutsman and Steven G. Zabel.

10.2 Settlement Agreement, dated September 20, 2000, by and between Registrant, Getmore Communications, Inc., GKD, Inc., Ronald L. Baker, Gary Duke, Broadband Wireless International Corporation f/k/a Black Giant Oil Company, Ivan Webb, BroadCom Wireless Communications Corporation a/k/a BroadCom Communications Group, a/k/a Broadband Wireless Communications Corporation, is incorporated by reference to Form 10-QSB filed with the Commission on November 20, 2000.

10.3 Merger Agreement, dated May 23, 2000 with Support 24, Inc. and Registrant is incorporated by reference to Form 10-QSB filed with the Commission on November 20, 2000.

10.4 Contract, dated November 16, 2000, with the Oklahoma Municipal League and Registrant is incorporated by reference to Form 10-QSB filed with the Commission on November 20, 2000.

21       Subsidiary of Registrant.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                                    (Registrant)

                                By: /s/  Ronald L. Baker
                                         Ronald L. Baker, President


                                By: /s/  Michael W. Canfield
                                         Michael W. Canfield, Chief Financial
                                         Officer

Date: April 16, 2001

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Name                                     Title                                      Date
                  ----                                     -----                                      ----
  /s/  RONALD L. BAKER                      , President and Director                             April 16, 2001
--------------------------------------------
     Ronald L. Baker


 /s/ MICHAEL W. CANFIELD                    , Chief Financial Officer and Director               April 16, 2001
--------------------------------------------
     Michael W. Canfield


 /s/ NORMAN S. LEIGHTY                      , Chief Operating Officer and Chairman               April 16, 2001
--------------------------------------------
     Norman S. Leighty


 /S/ J. MICHAEL ERHART                      , VP, Chief Technology Officer and Director          April 16, 2001
--------------------------------------------
     J. Michael Erhart


 /s/ STEVEN G. ZABEL                        , VP Business Development and Director               April 16, 2001
--------------------------------------------
     Steven G. Zabel


 /s/ RICHARD R. STUTSMAN                    , VP Internal Affairs and Director                   April 16, 2001
--------------------------------------------
     Richard R. Stutsman

                          INDEX TO FINANCIAL STATEMENTS

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.


Report of Independent Certified Public Accountants                                        F-2

Consolidated Balance Sheet, December 31, 2000                                             F-3

Consolidated Statement of Operations for the Period From April 21, 2000 (date of
    incorporation) Through December 31, 2000                                              F-4

Consolidated Statement of Stockholders' Equity for the Period From April 21,
    2000 (date of incorporation) Through December 31, 2000                                F-5

Consolidated Statement of Cash Flows for the Period From April 21, 2000 (date of
    incorporation) Through December 31, 2000                                              F-6

Notes to Consolidated Financial Statements                                                F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Aaro Broadband Wireless Communications, Inc.

We have audited the accompanying consolidated balance sheet of Aaro Broadband Wireless Communications, Inc. (a Nevada corporation) and Subsidiaries (see Note
A), as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from April 21, 2000 (date of incorporation) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaro Broadband Wireless Communications, Inc. and Subsidiaries, as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the period from April 21, 2000 (date of incorporation) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,957,000 for the period from April 21, 2000 (date of incorporation) through December 31, 2000, and, as of December 31, 2000, the Company's current liabilities exceeded its current assets by $2,537,000. These factors, among others, as discussed in Note H to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 16, 2001

         AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000



                                    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                        $    731,775
    Accounts receivable                                                                     7,787
    Inventories                                                                            13,099
    Prepaid expenses and deposits                                                           9,000
                                                                                     ------------

                  Total current assets                                                    761,661

PROPERTY AND EQUIPMENT - AT COST, net                                                   4,357,055

OTHER ASSETS                                                                               57,249
                                                                                     ------------

                                                                                     $  5,175,965
                                                                                     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade                                                         $  2,560,582
    Accrued and other current liabilities                                                 325,859
    Notes payable and other short-term obligations                                        412,452
                                                                                     ------------

                  Total current liabilities                                             3,298,893

DEFERRED REVENUE                                                                          434,682

STOCKHOLDERS' EQUITY
    Series I preferred stock - $.001 par value; authorized, 5,000,000 shares;
       issued and outstanding, 2,000,000 shares; liquidation
       preference of $2,000,000                                                             2,000
    Common stock - $.001 par value; authorized,  200,000,000 shares; issued
       and outstanding, 53,776,044 shares                                                  53,776
    Additional paid-in capital                                                          8,230,397
    Accumulated deficit                                                                (6,709,125)
    Unearned directors' fees                                                             (134,658)
                                                                                     ------------
                                                                                        1,442,390
                                                                                     ------------

                                                                                     $  5,175,965
                                                                                     ============

         The accompanying notes are an integral part of this statement.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

  Period from April 21, 2000 (date of incorporation) through December 31, 2000


Revenues
    Communication services                                  $     54,032
    Equipment sales                                               13,499
    Other                                                         65,409
                                                            ------------

                  Total revenues                                 132,940

Operating costs and expenses
    Cost of equipment sold                                        11,599
    System operating and support                               1,091,780
    Sales, general and administrative                          2,534,224
    Depreciation and amortization                                450,632
                                                            ------------

                  Total operating costs and expenses           4,088,235
                                                            ------------

                  Loss from operations                        (3,955,295)

Interest and other income                                         20,516
Interest expense                                                (342,363)
Other expense                                                   (509,267)
                                                            ------------

                  Net loss before extraordinary loss          (4,786,409)

Extraordinary loss on extinguishment of debt                    (170,716)
                                                            ------------

                  NET LOSS                                    (4,957,125)

Preferred stock - discount recognition                        (1,752,000)
                                                            ------------

Net loss applicable to common stockholders                  $ (6,709,125)
                                                            ============

Basic and diluted net loss per common share                 $       (.16)
                                                            ============

Weighted average common shares outstanding                    40,681,142
                                                            ============


         The accompanying notes are an integral part of this statement.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

  Period from April 21, 2000 (date of incorporation) through December 31, 2000



                                                              Preferred stock            Common stock        Additional
                                                          ----------------------    ----------------------    paid-in
                                                            Shares       Amount       Shares       Amount     capital
                                                          ----------    --------    -----------   --------   ----------
April 21, 2000 (date of incorporation)                            --    $     --     17,944,000   $ 17,944   $       --
Recapitalization                                           2,842,770       2,843     11,235,934     11,235     (373,741)
1st private placement of common stock                             --          --      8,000,000      8,000    1,988,422
2nd private placement of common stock                             --          --      2,880,000      2,880      957,120
Issuance of preferred stock, net of amount
   allocated to beneficial conversion feature              2,000,000       2,000             --         --      246,000
Intrinsic value of beneficial conversion feature
   on issuance of preferred stock                                 --          --             --         --    1,752,000
Recognition of discount on preferred stock                        --          --             --         --    1,752,000
Common stock issued in connection with litigation
   settlement                                                     --          --      3,000,000      3,000      663,600
Proceeds allocated to stock purchase warrants
   issued with debt                                               --          --             --         --      456,493
Intrinsic value of beneficial conversion feature
   on issuance of debt                                            --          --             --         --       75,000
Common stock issued on conversion of notes payable                --          --        500,000        500       74,500
Issuance of stock for directors' fees                             --          --        277,284        277      199,723
Amortization of unearned directors' fees                          --          --             --         --           --
Other issuances of common stock and stock purchase
   warrants                                                       --          --      1,211,378      1,212      445,165
Cashless conversion of warrants                                   --          --        199,138        199         (199)
Conversion of preferred stock                             (2,842,770)     (2,843)     8,528,310      8,529       (5,686)
Net loss from April 21, 2000 (date of incorporation)
   through December 31, 2000                                      --          --             --         --           --
                                                          ----------    --------    -----------   --------   ----------

              Balance at December 31, 2000                 2,000,000    $  2,000     53,776,044   $ 53,776   $8,230,397
                                                          ==========    ========    ===========   ========   ==========


                                                                          Unearned
                                                          Accumulated     directors'
                                                            deficit         fees           Total
                                                          -----------    -----------    -----------
April 21, 2000 (date of incorporation)                    $        --    $        --    $    17,944
Recapitalization                                                   --             --       (359,663)
1st private placement of common stock                              --             --      1,996,422
2nd private placement of common stock                              --             --        960,000
Issuance of preferred stock, net of amount
   allocated to beneficial conversion feature                      --             --        248,000
Intrinsic value of beneficial conversion feature
   on issuance of preferred stock                                  --             --      1,752,000
Recognition of discount on preferred stock                 (1,752,000)            --             --
Common stock issued in connection with litigation
   settlement                                                      --             --        666,600
Proceeds allocated to stock purchase warrants
   issued with debt                                                --             --        456,493
Intrinsic value of beneficial conversion feature
   on issuance of debt                                             --             --         75,000
Common stock issued on conversion of notes payable                 --             --         75,000
Issuance of stock for directors' fees                              --       (200,000)            --
Amortization of unearned directors' fees                           --         65,342         65,342
Other issuances of common stock and stock purchase
   warrants                                                        --             --        446,377
Cashless conversion of warrants                                    --             --             --
Conversion of preferred stock                                      --             --             --
Net loss from April 21, 2000 (date of incorporation)
   through December 31, 2000                               (4,957,125)            --     (4,957,125)
                                                          -----------    -----------    -----------

              Balance at December 31, 2000                $(6,709,125)   $  (134,658)   $ 1,442,390
                                                          ===========    ===========    ===========


         The accompanying notes are an integral part of this statement.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

  Period from April 21, 2000 (date of incorporation) through December 31, 2000


Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                                                                            $(4,957,125)
  Adjustments to reconcile net loss to net cash used in operating activities
      Loss on extinguishments of debt                                                     170,716
      Depreciation and amortization                                                       450,632
      Stock issued for services or interest                                               446,377
      Noncash interest expense                                                            322,304
      Amortization of unearned directors' fees                                             65,342
      Net increase in
        Accounts receivable                                                                (7,785)
        Inventories                                                                       (13,099)
        Prepaid expenses and deposits                                                     (27,774)
        Accounts payable - trade                                                          214,020
        Accrued and other current liabilities                                             161,653
        Deferred revenue                                                                  434,682
                                                                                      -----------

         Net cash used in operating activities                                         (2,740,057)

Cash flows from investing activities
  Acquisition of property and equipment                                                (2,493,259)

Cash flows from financing activities
  Proceeds from borrowings                                                                507,959
  Payments on borrowings                                                                 (138,447)
  Issuance of preferred stock                                                           2,000,000
  Private placements of common stock                                                    2,456,422
  Initial capitalization                                                                   17,944
  Cash acquired in merger                                                                      72
  Proceeds from borrowings allocated to stock purchase warrants and
    beneficial conversion feature                                                         454,541
  Proceeds from stock issued in connection with litigation settlement                     666,600
                                                                                      -----------

         Net cash provided by financing activities                                      5,965,091
                                                                                      -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                        731,775

Cash and cash equivalents at beginning of period                                               --
                                                                                      -----------

Cash and cash equivalents at end of period                                            $   731,775
                                                                                      ===========

Cash paid during the period for interest                                              $     1,000
                                                                                      ===========

Supplemental Schedule of Noncash Investing and Financing Activities

During the period from April 21, 2000 (date of incorporation) through December
31, 2000, the Company had the following other noncash investing and financing activities:

    Property and equipment acquisitions financed through accounts payable             $ 2,314,428
    Issuance of warrants for loan issue costs                                              76,952
    Issuance of common stock for unearned directors' fees                                 200,000
    Conversion of debt for common stock                                                   404,284
    Assets acquired in merger                                                                  72
    Liabilities assumed in merger                                                        (359,735)

         The accompanying notes are an integral part of this statement.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    Global Wireless Technologies, Inc. (Global Wireless) was incorporated on April 21, 2000, and on May 1, 2000, merged with a subsidiary of Aarow Environmental Group, Inc. (Aarow). As a result of this merger, the stockholders of Global Wireless became the majority stockholders of Aarow. Additionally, the officers and directors of Aarow were replaced by individuals associated with Global Wireless. In connection with the merger, net liabilities of $359,663 were assumed. This transaction was considered a capital transaction equivalent to the issuance of stock by Global Wireless (the accounting acquirer) for the net assets of Aarow, with no goodwill or other intangible assets recorded, accompanied by a recapitalization, similar to a reverse acquisition. Accordingly, the accompanying financial statements are those of the accounting acquirer.

    Prior to this merger, Aarow did not have significant business operations and, as a result of this merger, Aarow began developing broadband, fixed-wireless communication services to become a fully integrated telecommunications services provider.

    On September 25, 2000, Aarow's name was changed to "Aaro Broadband Wireless Communications, Inc." to more closely reflect its business emphasis. Aaro Broadband Wireless Communications, Inc. (the Company) is a Nevada corporation.

    Currently, the Company operates a carrier class network that utilizes wireless transport technology to deliver the broadband width necessary to effectively run and provide application services, including video conferencing, video on demand and application services hosting. Other services are expected to include virtual private networks and telephone service, both local and long distance, over Internet protocol. The Company offers its wireless communications services to commercial office space tenants and owners who currently do not have high bandwidth service, either directly or through distributorship arrangements.

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    1. Consolidation

    The consolidated financial statements include the accounts of Aaro Broadband Wireless Communi-cations, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                December 31, 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    2. Cash and Cash Equivalents

    Cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less.

    Cash equivalents include a bank deposit account which periodically sweeps available cash into uninsured short-term investment securities. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on such account.

    3. Inventories

    Inventories are carried at the lower of cost or market and consist of equipment available for sale to subscribers and distributors.

    4. Property and Equipment

    Depreciation is computed using straight-line methods over estimated useful lives ranging from 3 to 10 years.

    5. Long-Lived Assets

    All long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset. No such events or changes occurred during the period presented.

    6. Revenue Recognition

    Revenue from providing communication services is recognized when the services are rendered based on usage of the Company's wireless network.

    Equipment sales are recognized upon shipment or customer acceptance, whichever is later.

    Distributor arrangements generally provide for nonrefundable, up-front fees which are initially deferred and recognized as revenue pro rata over the term of the arrangement.

    7. Advertising Costs

    Advertising costs are expensed when the advertising occurs. Advertising expense was $16,000 for the period ended December 31, 2000.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                December 31, 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    8. Income Taxes

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

    9. Loss Per Common Share

    Loss per common share is calculated based on the weighted average number of shares outstanding during the period. Basic and diluted loss per share are the same for the period presented because the effect of outstanding stock purchase warrants and convertible preferred stock (see Note E) would be antidilutive.

    10. Fair Value of Financial Instruments

    The Company's financial instruments consist of cash, cash equivalents, certain other current liabilities and notes and other short-term obligations. The carrying amounts for all financial instruments approximates fair value due to the short-term nature of the instruments.

    11. Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

NOTE B - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 2000:

       Office furniture and equipment                                                $  775,023
       Wireless network equipment                                                     3,779,821
       Leasehold improvements                                                           252,843
                                                                                     ----------
                                                                                      4,807,687
           Less accumulated depreciation                                                450,632
                                                                                     ----------
                                                                                     $4,357,055
                                                                                     ==========

    Depreciation expense for the period ended December 31, 2000 was $451,000.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                December 31, 2000


NOTE C - NOTES PAYABLE AND OTHER SHORT-TERM OBLIGATIONS

    Notes payable and other short-term obligations consist of the following at December 31, 2000:

       $1,200,000 bank line of credit, interest at bank prime (9.5% at December
       31, 2000), matures April 3, 2001; collateralized by property and equipment and letters of credit provided by certain stockholders
       and directors (1)                                                                                   $112,500

       Uncollateralized notes payable to officers, directors or stockholders, interest at 8%, maturity dates ranging from October 31, 2000 to
       December 31, 2000; all past due as of January 1, 2001                                                259,000

       Uncollateralized   notes  payable  to  stockholders,   interest  at  10%,
       matured June 22, 2000; all past due as of December 31, 2000                                           30,000

       Other advances, interest accrued at 10%, no specified repayment terms                                 10,952
                                                                                                           --------

                                                                                                           $412,452
                                                                                                           ========

       (1) Under the bank line of credit, the Company can borrow amounts up to 90% of qualifying letters of credit and is subject to various covenants, which include minimum tangible net worth and current ratio requirements. At December 31, 2000, the maximum available under the line was $112,500 and the Company was not in compliance with the covenants.

NOTE D - INCOME TAXES

    Due to net losses, no provision for income taxes was necessary.

    The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the period from April 21, 2000 (date of incorporation) through December 31, 2000:

       Income tax benefit at federal statutory rate                                               $(1,685,423)
       Change in valuation allowance                                                                1,666,904
       Nondeductible expenses                                                                         216,804
       State income taxes, net of federal benefit                                                    (198,285)
                                                                                                  -----------

                     Total tax expense (benefit)                                                  $        --
                                                                                                  ===========

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                December 31, 2000


NOTE D - INCOME TAXES - CONTINUED

    The components of deferred income tax assets and liabilities were as follows at December 31, 2000:

       Deferred income tax assets (liabilities)
           Basis difference in property and equipment                           $   (96,640)
           Basis difference in intangible assets                                      4,446
           Net operating loss carryforwards                                       2,099,657
           Valuation allowance                                                   (2,007,463)
                                                                                -----------

                         Net                                                    $        --
                                                                                ===========

    At December 31, 2000, the Company has net operating loss carryforwards of approximately $5,525,000, which will expire at various dates beginning in 2016. Because such carryforwards can only be used to offset future taxable income, a valuation allowance has been provided until it is more likely than not that taxable income will be generated. Also, due to the change in control on May 1, 2000 (see Note A), the utilization of net operating loss carryforwards of $883,000 will be limited under Section 382 of the Internal Revenue Code.

NOTE E - STOCKHOLDERS' EQUITY

    Series I preferred stock is convertible into three shares of common stock, is voting on an as-converted basis, is entitled to common stock dividends on an as-converted basis and has a liquidation preference over common stock of $1 per share.

    On October 5, 2000, 2,000,000 shares of Series I Preferred Stock were sold for $2,000,000. Upon issuance, $1,752,000 of the proceeds was allocated to the intrinsic value of the beneficial conversion feature, resulting in a discount on the preferred stock. Because these securities are convertible at the date of issuance, the discount was fully recognized as a return to the preferred stockholder at the date of issuance.

    On June 30, 2000, the Company completed a private placement offering of 8,000,000 units, each unit consisting of one share of common stock and one redeemable warrant at $.25 per unit. The Company received net proceeds from this offering of $1,996,422. Each of the redeemable warrants is exercisable until June 30, 2005 for the purchase of one share of common stock for $2.00 (as modified in February 2001).

    Through December 31, 2000, the Company had received net proceeds of $960,000 from a second private placement offering of 96 units, each unit consisting of 30,000 shares of common stock and 20,000 redeemable warrants. Each of the redeemable warrants is exercisable until June 30, 2005 for the purchase of one share of common stock for $2.00 (as modified in February 2001). As a part of this private placement, notes payable with face amounts of $500,000 and carrying amounts of $329,284 were exchanged for 50 units. This exchange resulted in the extinguishment of the notes payable and an extraordinary loss of $170,716.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                December 31, 2000


NOTE E - STOCKHOLDERS' EQUITY - CONTINUED

    Common stock purchase warrants outstanding are as follows at December 31, 2000:

        Exercise             Number
          price            outstanding                  Expiration date                     Call price
       -----------         -----------              -----------------------            --------------------
         $  .25              1,100,000              September 15, 2002                 $2.00
           .375              1,500,000              February 1, 2005                   Not applicable
            .75                500,000              June 30, 2005                      Not applicable
            .50              1,600,000              June 30, 2005                      Not applicable
           2.00(1)           9,920,000              June 30, 2005                      $3.00
                           -----------

                            14,620,000
                           ===========

       (1)    Reflects exercise price as modified in February 2001.

    Certain warrants are redeemable at the Company's option at $.001 per warrant upon thirty days written notice to the holder, conditioned upon the price of the Company's common stock closing for a specified number of business days above the call price.

    A summary of stock purchase warrant activity for the period ended December 31, 2000 is as follows:

       Resulting from recapitalization                      3,450,000
       Issued                                              11,520,000
       Exercised                                             (350,000)(1)
       Expired                                                     --
                                                          -----------

       Outstanding at end of period                        14,620,000
                                                          ===========

       (1) Exercised in a cashless conversion resulting in 199,138 issuable shares of common stock.

    During the period ended December 31, 2000, the Company's executive officers accepted reductions in their cash compensation in exchange for common stock. Under this arrangement, the Company issued $2 worth of common stock for each $1 of cash compensation reduced. Noncash compensation expense recognized during the period ended December 31, 2000 relating to this arrangement was $220,000.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                December 31, 2000


NOTE E - STOCKHOLDERS' EQUITY - CONTINUED

    Upon the initial formation of Global Wireless, common stock sold to officers and employees was subject to cancellation, without any cost to the Company, in the event the officer or employee was no longer employed by the Company. These provisions carried over to the Company's common stock issued in the Global Wireless transaction. These shares vest with the officers and employees annually, over three years. At December 31, 2000, 14,528,390 shares of common stock are subject to these provisions.

    Effective September 25, 2000, the Company amended its articles of incorporation and increased its authorized shares of common stock from 30,000,000 to 200,000,000 and changed its name from Aarow Environmental Group, Inc. to Aaro Broadband Wireless Communications, Inc. to more closely reflect the Company's business plan and direction.

NOTE F - COMMITMENTS AND CONTINGENCIES

    Operating Leases

    The Company leases operating sites, roof tops and administrative office facilities under operating leases expiring at various dates through 2010 which provide for future minimum lease payments as follows:

                     Year ending December 31
                         2001                                           $  473,000
                         2002                                              469,000
                         2003                                              445,000
                         2004                                              436,000
                         2005                                              315,000
                         Thereafter                                        847,000
                                                                        ----------

                     Total minimum payments required                    $2,985,000
                                                                        ==========

    Rental expense for operating leases for the period ended December 31, 2000 was $282,000.

    Other Leases

    The Company rents vehicles from certain officers and stockholders under informal month-to-month arrangements. Rental expense for the period ended December 31, 2000 was $68,000 under these arrangements.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                December 31, 2000


NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

    Change in Control Agreement

    The Company has a change in control agreement with six officers of the Company. The provisions would entitle each of the six officers to receive up to three times his current annual compensation, continuation of certain benefits and full vesting of any stock awards if there is a change in control in the Company (as defined) and his employment terminates.

    Claims and Litigation

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

    Both of these cases were settled and approved by the court on October 16, 2000. Per the court-approved settlement agreement, the Company sold 3,000,000 common shares at approximately $.22 per share and utilized the proceeds as full and final settlement of all claims. The Company recognized other expense of $509,000, after recoveries of $157,000 from certain other parties to the suit, relating to this litigation.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                December 31, 2000


NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

    Claims and Litigation - Continued

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

    Management believes there are no merits to this action as it relates to the Company, and the Company is vigorously defending this action and intends to pursue any claims that it may have against Ms. Camp.

    Additionally, the Company is subject to two claims for the issuance of approximately 3,380,000 shares of common stock. The claimants allege that they hold common shares of the Company's predecessors, which are convertible into common stock of the Company. Such shares are not recognized as outstanding by the Company or reflected in the Company's common stock records. Management does not believe the claimants have valid rights to any such shares and is investigating these claims and vigorously defending its position. The accompanying financial statements do not include any adjustment that may result from the outcome of these claims.

NOTE G - CERTAIN RISKS AND CONCENTRATIONS

    The Company is highly dependent on third-party telecommunications carriers to supply sufficient, accessible networks and systems that are used in providing services to customers, including distributors.

    The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Such rapid changes in technology could have an adverse financial effect on the Company.

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                December 31, 2000


NOTE H - GOING CONCERN

    The Company's main activities have consisted of acquisitions of building access rights, hiring management and other key personnel, raising of funds, development of operating systems and purchase and deployment of equipment and network. Since May 1, 2000, the Company has initiated commercial service using its fixed wireless broadband technology in three cities.

    The Company's losses, as well as negative operating cash flow, have been significant to date, and management expects both to continue until the Company can generate a customer base through the combined efforts of direct sales and distributorships that will generate revenues to fund operating expenses. After the Company initiates service in its market areas, management expects to have positive operating margins by increasing the number of customers, and selling additional capacity or services without significantly increasing related capital expenditures or operating costs. The Company's ability to generate positive cash flow will depend on capital expenditures in new market areas, competition in current market areas and any potential adverse regulatory developments.

    Part of the Company's strategy is to utilize a distributorship network to expand the customer base and achieve greater market penetration more rapidly. Management believes that by implementing this strategy, the Company can capitalize on distributors' familiarity with their market area, customer affiliations, financial strength and their experienced personnel and minimize the Company's requirements for incremental expenditures.

    The planned expansion of the Company's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses and current cash balances will not be sufficient to fund the current business plan. As a consequence, the Company is currently seeking additional debt and/or equity financing as well as distributorship arrangements to fund liquidity needs. In the event that the Company is unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, the Company will be required to delay the development of its network or take other actions. This could have a material adverse effect on the Company's business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

    In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to obtain additional financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                               INDEX TO EXHIBITS


EXHIBI
NUMBER   DESCRIPTION
------   -----------
2.3      Agreement For Stock Purchase, dated September 2, 1999, amongst
         Registrant, Jim Bolt, Sam Yates, Trish Camp, Paul Bryan, Lucia Kugler,
         Nick Bohannon, Jay McDonald, Tony Amend, Mel Robinson, Ray and Marie
         Forehand, and Utica Publishing Company, Inc., is incorporated by reference to Form 8-K filed with the Commission on September 17, 1999.

3.1 Articles of Incorporation of Registrant are incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March
         20, 1996.

3.2 Second Amendment of Articles of Incorporation is incorporated by reference to Schedule 14C, dated August 23, 2000, filed with the Commission on August 25, 2000

3.3      Bylaws of Registrant are incorporated by reference Form 8-K, dated
         March 5, 1996, filed with the Commission on March 20, 1996.

4.1 Form of Certificate of Common Stock of Registrant is incorporated by reference to Form 8-K, dated March 5, 1996, filed with the Commission on March 20, 1996.

4.2      Certificate of the Powers Designation, Rights and Preferences for the
         Series I Convertible Preferred Stock of Registrant, dated March 5,
         1996, is incorporated by reference to Form 8-K, dated March 7, 1996, filed with the Commission on March 22, 1996.

4.3      Rain Forest - Moose, Ltd. 1996 Stock Option Plan, adopted February 21,
         1996, incorporated by reference to Form 10-KSB, dated March 8, 1996.

10.1 Change-in-Control Key Employee Agreement, dated January 18, 2001, amongst Ronald L. Baker, Michael W. Canfield, J. Michael Erhart, Norman
         S. Leighty, Richard R. Stutsman and Steven G. Zabel.

10.2     Settlement Agreement, dated September 20, 2000, by and between
         Registrant, Getmore Communications, Inc., GKD, Inc., Ronald L. Baker,
         Gary Duke, Broadband Wireless International Corporation f/k/a Black
         Giant Oil Company, Ivan Webb, BroadCom Wireless Communications
         Corporation a/k/a BroadCom Communications Group, a/k/a Broadband
         Wireless Communications Corporation, is incorporated by reference to Form 10-QSB filed with the Commission on November 20, 2000.

10.3     Merger Agreement, dated May 23, 2000 with Support 24, Inc. and
         Registrant is incorporated by reference to Form 10-QSB filed with the Commission on November 20, 2000.

10.4 Contract, dated November 16, 2000, with the Oklahoma Municipal League and Registrant is incorporated by reference to Form 10-QSB filed with the Commission on November 20, 2000.

21       Subsidiary of Registrant.