Form 10QSB
period 2001-03-31
AARO BROADBAND WIRELESS COMMUNICATIONS INC
filed 2001-05-21
CIK 47968

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from              to
                                              ------------    --------------
                        Commission File Number 000-06292


                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                     Formerly AAROW ENVIRONMENTAL GROUP, INC
        (Exact name of small business issuer as specified in its charter)

                Nevada                                  71-0752569
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court.  Yes      No
                                ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $.001 par value                    53,667,182
       Title of Class                    ----------------------------
                                         Number of Shares outstanding
                                               at May 9, 2001

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                              FIRST QUARTER REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                Table of Contents

Part I - Financial Information                                                         3

Item 1. Financial Statements                                                           3

             Condensed Consolidated Balance Sheets                                     3

             Unaudited Condensed Consolidated Statement of Operations                  4

             Unaudited Consolidated Statement of Stockholders' Equity                  5

             Unaudited Condensed Consolidated Statement of Cash Flows                  6

             Notes to Unaudited Condensed Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis or Plan of Operation                      9

Part II - Other Information                                                           11

Item 1. Legal Proceedings                                                             11

Item 2. Changes in Securities and Use of Proceeds                                     12

Item 3. Defaults Upon Senior Securities                                               13

Item 4. Submission of Matters to a Vote of Security Holders                           13

Item 5. Other Information                                                             13

Item 6. Exhibits and Reports on Form 8-K                                              13



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

Readers are cautioned to consider other risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2000 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH          DECEMBER
                                                                                  31, 2001        31, 2000
                                                                                ------------    ------------
                                                                                 (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $     13,246    $    731,775
Accounts receivable                                                                  223,767           7,787
Inventories                                                                           13,099          13,099
Prepaid expenses and deposits                                                         37,782           9,000
                                                                                ------------    ------------
             TOTAL CURRENT ASSETS                                                    287,894         761,661

PROPERTY AND EQUIPMENT -AT COST, net                                               3,898,702       4,357,055

OTHER ASSETS                                                                              --          57,249
                                                                                ------------    ------------

                                                                                $  4,186,596    $  5,175,965
                                                                                ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade                                                        $  1,351,778    $  2,560,582
Accrued and other current liabilities                                                381,962         325,859
Notes payable and other short-term obligations                                     1,285,371         412,452
                                                                                ------------    ------------

         TOTAL CURRENT LIABILITIES                                                 3,019,111       3,298,893

DEFERRED REVENUE                                                                     535,072         434,682

NOTES PAYABLE-LONG-TERM                                                              394,035              --

STOCKHOLDERS' EQUITY:
Series I preferred stock - $.001 par value; authorized 5,000,000 shares;               2,000           2,000
  issued and outstanding, 2,000,000 shares; liquidation preference of
  $2,000,000

Common stock, $.001 par value; authorized 200,000,000 shares; issued and outstanding, 54,079,662 for 2001 and 53,776,044
 for 2000                                                                             54,080          53,776
Additional paid-in capital                                                         8,378,683       8,230,397
Accumulated Deficit                                                               (8,111,041)     (6,709,125)
Unearned Directors' Fees                                                             (85,344)       (134,658)
                                                                                ------------    ------------

                                                                                     238,378       1,442,390
                                                                                ------------    ------------
                                                                                $  4,186,596    $  5,175,965
                                                                                ============    ============

                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


Revenues
    Communication services                                  $     68,314
    Equipment sales                                               36,652
    Other                                                        222,573
                                                            ------------

                  Total revenues                                 327,539

Operating costs and expenses
    Cost of equipment sold                                        36,652
    System operating and support                                 528,843
    Sales, general and administrative                            806,458
    Depreciation and amortization                                339,479
                                                            ------------

                  Total operating costs and expenses           1,711,432
                                                            ------------

                  Loss from operations                        (1,383,893)

Interest and other income                                          3,740
Interest expense                                                 (21,763)
                                                            ------------

NET LOSS                                                    $ (1,401,916)
                                                            ============

Basic and diluted net loss per common share                 $       (.03)
                                                            ============

Weighted average common shares outstanding                    53,891,310
                                                            ============


                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                    Preferred stock        Common stock       Additional                   Unearned
                                 --------------------  ---------------------    paid-in     Accumulated   directors'
                                   Shares     Amount      Shares     Amount     capital       deficit        fees          Total
                                 ----------  --------  -----------  --------  -----------  ------------   ----------   ------------
Balance at January 1, 2001        2,000,000  $  2,000   53,776,044  $ 53,776  $ 8,230,397  $ (6,709,125)  $ (134,658)  $  1,442,390
Amortization of unearned
   directors' fees                                                                                            49,314         49,314
Issuance of common stock for
   services and settlement of
   liabilities                                             243,618       244      128,346                                  128,590
3rd 506 private placement                                   60,000        60       19,940                                   20,000
Net loss                                                                                     (1,401,916)                (1,401,916)
                                 ----------  --------  -----------  --------  -----------  ------------   ----------   ------------
Balance at March 31, 2001         2,000,000  $  2,000   54,079,662  $ 54,080  $ 8,378,683  $ (8,111,041)  $  (85,344)  $    238,378
                                 ==========  ========  ===========  ========  ===========  ============   ==========   ============


                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                                                                          $(1,401,916)
  Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                     339,479
      Stock issued for services                                                          87,000
      Amortization of unearned directors' fees                                           49,314
      Net increase in
        Accounts receivable                                                            (215,980)
        Other assets                                                                     28,467
        Accounts payable - trade                                                        537,631
        Accrued and other current liabilities                                            56,103
        Deferred revenue                                                                100,390
                                                                                    -----------

         Net cash used in operating activities                                         (419,512)

Cash flows from investing activities
  Acquisition of property and equipment                                                (261,479)


Cash flows from financing activities
  Proceeds from borrowings                                                               10,000
  Payments on borrowings                                                                (67,538)
  Private placement of common stock                                                      20,000
                                                                                    -----------

         Net cash used in financing activities                                          (37,538)
                                                                                    -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (718,529)

Cash and cash equivalents at beginning of period                                        731,775
                                                                                    -----------

Cash and cash equivalents at end of period                                          $    13,246
                                                                                    ===========

Cash paid during the period for interest                                            $    18,721
                                                                                    ===========

Supplemental Schedule of Non-cash Investing and Financing Activities

During the three months ended March 31, 2001, the Company had the following other non-cash investing and financing activities:

    Property and equipment acquisitions financed through accounts payable           $   345,502
    Common stock issued for settlement of liabilities                                    41,590
    Accounts payable converted to notes payable                                       1,324,494



                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Global Wireless Technologies, Inc. (Global Wireless) was incorporated on April 21, 2000, and on May 1, 2000, merged with a subsidiary of Aarow Environmental Group, Inc. (Aarow). As a result of this merger, the shareholders of Global Wireless became the majority shareholders of Aarow. Additionally, the officers and directors of Aarow were replaced by individuals associated with Global Wireless. This transaction was considered a capital transaction equivalent to the issuance of stock by Global Wireless (the accounting acquirer) for the net assets of Aarow, with no goodwill or other intangible assets recorded, accompanied by a recapitalization, similar to a reverse acquisition. Accordingly, the financial information included in this quarterly report is that of the accounting acquirer.

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


STOCKHOLDERS' EQUITY

The Company's common stock is quoted on the over the counter bulletin board under the stock symbol of AARW.

Common stock purchase warrants outstanding at March 31, 2001 are as follows:
     o warrants exercisable for the purchase of 500,000 shares of common stock at an exercise price of $.75 per share expiring on June 30, 2005,
     o warrants exercisable for the purchase of 1,100,000 shares of common stock at an exercise price of $.25 per share expiring on September 15, 2002,
     o warrants exercisable for the purchase of 1,500,000 shares of common stock at an exercise price of $.375 per share expiring on February 1, 2005,
     o warrants exercisable for the purchase of 9,960,000 shares of common stock at $2.00 per share expiring on June 30, 2005, and
     o warrants exercisable for the purchase of 1,600,000 shares of common stock at $.50 per share expiring on June 30, 2005.

The board of directors is authorized to issue stock options exercisable for the purchase of 2,500,000 shares of common stock under a stock option plan. However, at March 31, 2001, no options are outstanding.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY - CONTINUED

At March 31, 2001, there were 5,000,000 shares of Series I Preferred Stock authorized with 2,000,000 issued and outstanding. Each share has a $ 0.001 par value, is convertible into three shares of common stock, and has a liquidation preference of $1.00 per share.

Management believes there is no intention to convert these to common stock in the near future, but as with all Series I Convertible Preferred Stock they are convertible into three shares of common stock upon request of the Series I Preferred Stock shareholder.


GOING CONCERN

The Company's main activities have consisted of acquisitions of building access rights, hiring management and other key personnel, the raising of funds, development of operating systems and purchase and deployment of equipment and network. Since May 1, 2000, the Company has initiated commercial service using its fixed wireless broadband technology in three cities.

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

Part of the Company's strategy is to utilize a distributorship network to expand its customer base and achieve greater market penetration more rapidly. Management believes that by implementing this strategy, the Company can capitalize on distributors' familiarity with their market area, customer affiliations, financial strength and their experienced personnel and minimize the Company's requirements for incremental expenditures.

The planned expansion of the Company's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses and current cash balances will not be sufficient to fund the current business plan. As a consequence, the Company is currently seeking additional debt and equity financing as well as distributorship arrangements to fund liquidity needs. In the event that the Company is unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, the Company will be required to delay the development of its network or take other actions. This could have a material adverse effect on the Company's business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's continued operations, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to obtain additional financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted loss per share are the same because the effect of outstanding stock purchase warrants and convertible preferred stock are anti-dilutive.

CLAIMS AND LITIGATION

On October 27, 2000, an action styled Patricia A. Camp v. Aarow Environmental Group, Inc., Utica Publishing Corporation. D. Fredrick Shefte, Sammy D. Yates, and Jim W. Bolt, Case No. CIV 2000-1135-4, was filed in the Circuit Court of Washington County, Arkansas. Ms. Camp alleges that in or about 1995, she was a 50% partner with Jim Bolt operating under an oral partnership agreement as the Arkansas Chronicle. In late 1996 Ms. Camp and Jim Bolt allegedly acquired from Sammy D. Yates a business known as Copies Plus and operated and managed Copies Plus as co-owners and participants in a joint enterprise. Furthermore, in 1999, Messrs. Bolt and Yates allegedly merged or consolidated the Arkansas Chronicle and Copies Plus into a new Utica Publishing Corporation that on September 2, 1999, merged with Aarow Environmental Group, Inc. In August 1999, Ms. Camp allegedly was approached by Mr. Bolt to sign an agreement for the stock purchase and sale of Utica Publishing to Aarow Environmental. Ms. Camp states that she did sign the agreement without reading the complete document and she now claims that she did not receive the proper number of shares of common stock for her interest in Utica Publishing. Management believes there are no merits to this case as it relates to the Company, and the Company is vigorously defending this action and intends to pursue any claims that it may have against Ms. Camp.

Billie J. Burns v. Aarow Environmental Group, Inc. a/k/a Aaro Broadband Wireless Communications Corporation (Case No. CJ-2000-5829) was filed in the District Court of Oklahoma County, Oklahoma on August 10, 2000. Ms. Burns alleges that she owns 69,011 shares of our common that were issued by Holiday Resorts International, Inc. ("Holiday") and 2,861 issued in the name of Rendezvous Trails of America, Inc. ("Rendezvous") (Holiday and Rendezvous being previous names of the Company). Ms. Burns is demanding (i) that the Company issue to her 138,022 shares of common stock (representing the total claimed shares held by Ms. Burns subsequent to the March 5, 1996 two for one stock split); and (ii) that the Company reimburse her for any diminishment in value of the claimed shares from her original demand date. The Company has investigated Ms. Burn's claim and find it to be without merit, and is vigorously defending its position. On December 1, 2000, Ms. Burns filed a Motion for Partial Summary Judgment. The Company has filed responsive pleadings. The Company is waiting the court's ruling on the Motion.

Additionally, the Company is subject to a claim for the issuance of approximately 3,242,000 shares of common stock. The claimant alleges that he holds common shares of the Company's predecessors, which are convertible into common stock of the Company. Such shares are not recognized as outstanding by the Company or reflected in the Company's common stock records. Management does not believe the claimant has valid rights to any shares of common stock and is investigating this claim and vigorously defending its position.

The accompanying interim financial statements do not include any adjustment that may result from the outcome of these claims and litigation.

SUBSEQUENT EVENTS

During April and May 2001, the Company issued $190,000 in convertible debentures, which are convertible into the Company's common stock at $0.25 per share. Also, during May 2001, the Company issued $200,000 in debentures, which are convertible to the Company's common stock at $0.20 per share, and $200,000 in debentures, which are convertible at $0.50 per share.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements set forth below under this caption constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 2 of this Quarterly Report on Form 10-QSB for additional factors relating to such statements.

In this Form 10-QSB, we will refer to Aaro Broadband Wireless Communications, Inc., a Nevada corporation, as "Aaro," "the Company," "we," "us," and "our."

Results of Operations

Overview

Our main activities have consisted of acquisitions of building access rights, hiring of management and other key personnel, raising of funds, development of operating systems and purchase and deployment of our equipment and network. Since May 1, 2000, we have initiated commercial service using our fixed wireless broadband technology in three cities.

Our losses, as well as our negative operating cash flows have been significant to date. We expect both to continue until we can generate a customer base through the combined efforts of direct sales and our distributorship sales that will generate revenues to fund our operating expenses. After we initiate service in our market areas, we expect to have positive operating margins by increasing the number of customers and selling of additional capacity or services without significantly increasing related capital expenditures or operating costs. Our ability to generate positive cash flow will depend on capital expenditures in new market areas, competition in our current market areas and any potential adverse regulatory developments.

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

We are also currently seeking additional debt and equity financing to fund liquidity needs. In the event that we are unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

Results of Operations - Three Months ended March 31, 2001

During three months ended March 31, 2001, we had revenue of $327,539 resulting from custom programming, consulting and providing broadband wireless transport. We experienced delays in the deployment of service to new cities and the execution of our business plan due to cash flow shortages and delays in availability of computer equipment. We are currently in the process of acquiring the necessary equipment to complete the deployment of our Regional Hubs, National Operations Center and individual customer sites for our wireless communications services. We expect to make progress on the connecting of broadband wireless customers in Oklahoma City, Tulsa and Austin by December 31, 2001. However, such progress is subject to our obtaining adequate funding to continue implementation of our business plan and our cash flow needs.

Operating expenses of $1,711,432 consisted predominately of sales, general and administrative charges of $806,458. System operating and support charges, including facilities and telecom charges and related site expenses for wireless transmission, contract services, occupancy costs and employee costs totaled $528,843. Depreciation-amortization charges totaled $339,479. Cost of equipment sales totaled $36,652.

Liquidity and Capital Resources

Generally, we have financed our cash flow requirements from borrowings and sale of our equity securities. Net cash used in operating activities totaled $419,512 in the three months ended March 31, 2001. Net cash used in investing activities in the same period totaled $261,479 due to the purchase of equipment. Cash flows used in financing activities were $37,538 during the three months ended March 31, 2001. During the three months ended March 31, 2001, we had a net cash decrease of $718,529.

On February 1, 2001, we released a private placement offering of 667 units, each unit consisting of 30,000 shares of Common Stock and 20,000 Redeemable Warrants at $10,000 per unit. During the quarter ended March 31, 2001, we received net proceeds from this offering of $20,000. Each of the redeemable warrants is exercisable until June 30, 2005 for the purchase of one share of common stock for $2.00. These funds have been utilized for the purpose of payment of current liabilities and development of our wireless communications networks and marketing of the related products and services. As of the date of this report, net proceeds of $20,000 have been received from this offering.

During April and May 2001, we issued $190,000 in convertible debentures, which are convertible into our common stock at $0.25 per share. Also, during May 2001, we issued $200,000 in debentures, which are convertible to our common stock at $0.20 per share, and $200,000 in debentures, which are convertible at $0.50 per share.

We are also currently seeking additional debt and equity financing to fund our liquidity needs. In the event that we are unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.


                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2001, we had the following legal proceedings pending.

On October 27, 2000, an action styled Patricia A. Camp v. Aarow Environmental Group, Inc., Utica Publishing Corporation. D. Fredrick Shefte, Sammy D. Yates, and Jim W. Bolt, Case No. CIV 2000-1135-4, was filed in the Circuit Court of Washington County, Arkansas. Ms. Camp alleges that in or about 1995, she was a 50% partner with Jim Bolt operating under an oral partnership agreement as the Arkansas Chronicle. In late 1996 Ms. Camp and Jim Bolt allegedly acquired from Sammy D. Yates a business known as Copies Plus and operated and managed Copies Plus as co-owners and participants in a joint enterprise. Furthermore, in 1999, Messrs. Bolt and Yates allegedly merged or consolidated the Arkansas Chronicle and Copies Plus into a new Utica Publishing Corporation that on September 2, 1999, merged with Aarow Environmental Group, Inc. In August 1999, Ms. Camp allegedly was approached by Mr. Bolt to sign an agreement for the stock purchase and sale of Utica Publishing to Aarow Environmental. Ms. Camp acknowledges that she signed the agreement without reading the complete document; however, now claims that she did not receive the proper number of shares of common stock for her interest in Utica Publishing. We believe there are no merits to this case as it relates to us, and we are vigorously defending this case and intend to pursue any claims that we may have against Ms. Camp.

Billie J. Burns v. Aarow Environmental Group, Inc. a/k/a Aaro Broadband Wireless Communications Corporation (Case No. CJ-2000-5829) was filed in the District Court of Oklahoma County, Oklahoma on August 10, 2000. Ms. Burns alleges that she owns 69,011 shares of our common that were issued by Holiday Resorts International, Inc. ("Holiday") and 2,861 issued in the name of Rendezvous Trails of America, Inc. ("Rendezvous") (Holiday and Rendezvous are our previous names). Ms. Burns is demanding (i) that we issue to her 138,022 shares of our common stock (representing the total claimed shares held by Ms. Burns subsequent to the March 5, 1996 two for one stock split); and (ii) that we reimburse her for any diminishment in value of the claimed shares from her original demand date. We have investigated Ms. Burn's claim and find it to be without merit and we are vigorously defending our position. On December 1, 2000, Ms. Burns filed a Motion for Partial Summary Judgment. We have filed responsive pleadings. We are waiting the Court's ruling on this Motion.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 1, 2001, we commenced a private placement offering of 667 units, each unit consisting of 30,000 shares of Common Stock and 20,000 Redeemable Warrants at $10,000 per unit. We received net proceeds from this offering of $20,000 during the three months ended March 31, 2001. Each of the redeemable warrants is exercisable until June 30, 2005 for the purchase of one share of common stock for $2.00 and is subject to being called by us anytime after the common stock has an average closing sale price of $3.00 per share for five consecutive trading days. These funds have been utilized for the purpose of payment of current liabilities and development of our wireless communications networks and marketing of the related products and services. The units were sold to two investors each qualifying as an accredited investor within the meaning Rule 501(a).

During the period ended March 31, 2001, 243,618 shares of our common stock were issued to the officers in lieu of salary.

We relied on Rule 147 and Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D for exemption from the registration requirements of the Securities Act. Each investor was furnished with information concerning our formation and operations, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from each of the acquiring persons representing the intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the certificates representing the common stock and the warrants carry a legend restricting transfer of the securities represented. Furthermore, we have issued stop transfer instructions to Securities Transfer Corporation, the transfer agent for the common stock, covering the certificates representing the common stock issued in the above-described transactions and warrants.

Item 3. DEFAULTS UPON SENIOR SECURITIES
         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5. OTHER INFORMATION
         None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
         None



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                             (Registrant)


Date:  May 21, 2001          By   /s/ RONALD L. BAKER
                               -------------------------------------------------
                                  Ronald L. Baker, President


                             By   /s/ MICHAEL W. CANFIELD
                               -------------------------------------------------
                                  Michael W. Canfield, Chief Financial Officer