Form 10KSB40/A
period 2000-12-31
AARO BROADBAND WIRELESS COMMUNICATIONS INC
filed 2001-06-08
CIK 47968

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 Form 10-KSB/A

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

                     Transitional Small Business Disclosure
                              Format (Check one):
                                Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
Part I                                                                                                         -1-
Item 1. Description of Business                                                                                -1-
         General                                                                                               -2-
         Business                                                                                              -2-
         Marketing Opportunity                                                                                 -2-
         The Challenge                                                                                         -3-
         Aaro Wireless Solution                                                                                -4-
         Our Strategy                                                                                          -5-
         Service Offerings                                                                                     -5-
         Sales and Marketing                                                                                   -6-
         Technology and Operations                                                                             -6-
         Service Infrastructure                                                                                -7-
         Software Technology                                                                                   -7-
         Customer Service and Billing                                                                          -7-
         Contractual Arrangements                                                                              -8-
         Competition                                                                                           -8-
         Government Regulation                                                                                 -8-
         Environmental Matters                                                                                 -8-
         Employees                                                                                             -8-
         Corporate History                                                                                     -8-
Item 2.  Description of Property                                                                               -9-
Item 3.  Legal Proceedings                                                                                     -9-
Item 4.  Submission of Matters to a Vote of Security Holders                                                   -9-
Part II                                                                                                        -10-
Item 5.  Market for Common Equity and Related Stockholders Matters                                             -10-
Item 6.  Management's Discussion and Analysis or Plan of Operation                                             -12-
         Results of Operations                                                                                 -12-
         Liquidity and Capital Resources                                                                       -15-
Item 7.  Financial Statements                                                                                  -15-
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                                                  -15-
Part III                                                                                                       -16-
Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                                                     -16-
Item 10.   Executive Compensation                                                                              -18-
           Compensation of Directors                                                                           -18-
           Stock Option Plan                                                                                   -18-
           Officer and Director Liability                                                                      -19-
Item 11.   Security Ownership of Certain Beneficial Owners and Management                                      -20-
Item 12.   Certain Relationships and Related Transactions                                                      -21-
Item 13.   Exhibits and Reports on Form 8-K                                                                    -21-
(a)      Exhibits                                                                                              -21-
(b)      Reports on Form 8-K                                                                                   -21-

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

Distribution Locations to Regional Operations Center

     We transport traffic between our distribution locations to our Regional Operations Centers by utilizing fiber optic technology provided by third parties, for which we pay a monthly fee. We also incur monthly costs for traditional circuit-based switches, line cards for interfacing with the backhaul networks and with the networks of other carriers, packet-based routers and power systems.

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

     Operating expenses of $4,597,235 consisted predominately of facilities and telecom charges, depreciation-amortization, contract services, occupancy costs and employee costs. Facilities and telecom charges of $452,060 were incurred as we connected offices and Regional Operations Centers with the National Operations Center and related site expenses for wireless transmission. Contract services include expenses related to professional services and contract labor fees and totaled $344,396. Occupancy costs of $266,510 include the costs of office leases, insurance and office related expenses. Public relations expenses to promote our products and services amounted to $175,967, which included trade show and promotional costs. Employee costs totaled $1,951,135 for the period ended December 31, 2000. Employee travel totaled $205,212 and depreciation accounted for $450,632. Other miscellaneous operating expenses for the eight-month period subsequent to the merger with Global Wireless were $242,323. Other Operating Expense in the amount of $509,000 was mainly due to litigation expenses associated with settlement of the Broadband and Broadcom lawsuits.

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

4.3 Rain Forest - Moose, Ltd. 1996 Stock Option Plan, adopted February 21, 1996, incorporated by reference to Form 10-KSB, dated March 8, 1996.

10.1* Change-in-Control Key Employee Agreement, dated January 18, 2001, amongst Ronald L. Baker, Michael W. Canfield, J. Michael Erhart, Norman
         S. Leighty, Richard R. Stutsman and Steven G. Zabel.

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

21*      Subsidiary of Registrant.

---------

*Previously Filed.

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

Date: June 7, 2001

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Name                                     Title                                    Date
                  ----                                     -----                                    ----
  /s/  RONALD L. BAKER                      , President and Director                             June 7, 2001
--------------------------------------------
     Ronald L. Baker


 /s/ MICHAEL W. CANFIELD                    , Chief Financial Officer and Director               June 7, 2001
--------------------------------------------
     Michael W. Canfield


 /s/ NORMAN S. LEIGHTY                      , Chief Operating Officer and Chairman               June 7, 2001
--------------------------------------------
     Norman S. Leighty


 /S/ J. MICHAEL ERHART                      , VP, Chief Technology Officer and Director          June 7, 2001
--------------------------------------------
     J. Michael Erhart


 /s/ STEVEN G. ZABEL                        , VP Business Development and Director               June 7, 2001
--------------------------------------------
     Steven G. Zabel


 /s/ RICHARD R. STUTSMAN                    , VP Internal Affairs and Director                   June 7, 2001
--------------------------------------------
     Richard R. Stutsman

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

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

  Period from April 21, 2000 (date of incorporation) through December 31, 2000


Revenues
    Communication services                                  $     54,032
    Equipment sales                                               13,499
    Other                                                         65,409
                                                            ------------

                  Total revenues                                 132,940

Operating costs and expenses
    Cost of equipment sold                                        11,599
    System operating and support                               1,091,780
    Sales, general and administrative                          2,534,224
    Litigation settlement                                        509,000
    Depreciation and amortization                                450,632
                                                            ------------

                  Total operating costs and expenses           4,597,235
                                                            ------------

                  Loss from operations                        (4,464,295)

Interest and other income                                         20,516
Interest expense                                                (342,363)
Other expense                                                       (267)
                                                            ------------

                  Net loss before extraordinary loss          (4,786,409)

Extraordinary loss on extinguishment of debt                    (170,716)
                                                            ------------

                  NET LOSS                                    (4,957,125)

Preferred stock - discount recognition                        (1,752,000)
                                                            ------------

Net loss applicable to common stockholders                  $ (6,709,125)
                                                            ============

Basic and diluted net loss per common share                 $       (.16)
                                                            ============

Weighted average common shares outstanding                    40,681,142
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

          AARO BROADBAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

  Period from April 21, 2000 (date of incorporation) through December 31, 2000


Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                                                                            $(4,957,125)
  Adjustments to reconcile net loss to net cash used in operating activities
      Loss on extinguishments of debt                                                     170,716
      Depreciation and amortization                                                       450,632
      Stock issued for services                                                           446,377
      Noncash interest expense                                                            322,304
      Amortization of unearned directors' fees                                             65,342
      Net increase in
        Accounts receivable                                                                (7,785)
        Inventories                                                                       (13,099)
        Prepaid expenses and deposits                                                     (27,774)
        Accounts payable - trade                                                          214,020
        Accrued and other current liabilities                                             161,653
        Deferred revenue                                                                  434,682
                                                                                      -----------

         Net cash used in operating activities                                         (2,740,057)

Cash flows from investing activities
  Acquisition of property and equipment                                                (2,493,259)

Cash flows from financing activities
  Proceeds from borrowings                                                                507,959
  Payments on borrowings                                                                 (138,447)
  Issuance of preferred stock                                                           2,000,000
  Private placements of common stock                                                    2,456,422
  Initial capitalization                                                                   17,944
  Cash acquired in merger                                                                      72
  Proceeds from borrowings allocated to stock purchase warrants and
    beneficial conversion feature                                                         454,541
  Proceeds from stock issued in connection with litigation settlement                     666,600
                                                                                      -----------

         Net cash provided by financing activities                                      5,965,091
                                                                                      -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                        731,775

Cash and cash equivalents at beginning of period                                               --
                                                                                      -----------

Cash and cash equivalents at end of period                                            $   731,775
                                                                                      ===========

Cash paid during the period for interest                                              $     1,000
                                                                                      ===========

Supplemental Schedule of Noncash Investing and Financing Activities

During the period from April 21, 2000 (date of incorporation) through December
31, 2000, the Company had the following other noncash investing and financing activities:


    Issuance of warrants for loan issue costs                                         $    76,952
    Issuance of common stock for unearned directors' fees                                 200,000
    Conversion of debt for common stock                                                   404,284
    Assets acquired in merger                                                                  72
    Liabilities assumed in merger                                                        (359,735)

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

    6. Revenue Recognition

    Revenue from providing communication services is recognized when the services are rendered based on usage of the company's wireless network. Included in communication service revenue is service initialization fees, which are recognized over the period in which communication services are expected to be provided.

    Equipment sales are recognized upon shipment or customer acceptance, whichever is later.

    Distributor arrangements generally provide for nonrefundable, up-front fees, which are initially deferred and recognized as revenue pro rata over the term of the arrangement.

    Other revenues are recognized on the percentage-of-completion method or over the period services were performed, depending on the nature of the underlying arrangements.

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

    9. Loss Per Common Share

    Loss per common share is calculated based on the weighted average number of shares outstanding during the period. Basic and diluted loss per share are the same for the period presented because the effect of outstanding stock purchase warrants on 14,620,000 common shares and preferred stock, convertible into 6,000,000 common shares, would be antidilutive.


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
                                                                                                           --------

                                                                                                           $412,452
                                                                                                           ========

       (1) Under the bank line of credit, the Company can borrow amounts up to 90% of qualifying letters of credit and is subject to various covenants, which include minimum tangible net worth and current ratio requirements. At December 31, 2000, the Company was not in compliance with the covenants, and no amounts were available for future borrowings.

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

    During the period ended December 31, 2000, the Company issued debt with a face amount of $800,000 in exchange for cash proceeds of $800,000 and 1,600,000 common stock purchase warrants with an exercise price of $.50 per share. The cash proceeds received were allocated to the warrants ($456,493) and the debt ($343,507) based on their relative fair values. Fair values for the warrants were estimated using the Black-Scholes valuation model. The resulting discount on the debt has been amortized to interest expense over the term of the debt. Also, during the period ended December 31, 2000, for cash proceeds of $75,000 the Company issued debt with a face value of $75,000 which was convertible into 500,000 shares of common stock and 500,000 common stock purchase warrants with an exercise price of $.75 per share. Upon issuance, all proceeds were allocated to the intrinsic value of the beneficial conversion feature, resulting in a discount on the debt. Because these securities were immediately convertible, the discount was fully recognized as interest expense at the date of issuance. Also, in connection with the Global Wireless and Aarow merger, these convertible debt instruments were automatically converted pursuant to their original terms.

    During the period ended December 31, 2000, the Company issued 277,284 shares of common stock to outside directors. These shares were issued pursuant to agreements under which outside directors annually receive, as director fees, common stock equal to $50,000 based on quoted market prices. The fees are recognized as expense over the related annual period, with unearned amounts reflected as a reduction of stockholders' equity.

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

Both of these cases were settled and approved by the court on October 16, 2000. Per the court-approved settlement agreement, the Company sold 3,000,000 common shares at approximately $.22 per share and utilized the proceeds as full and final settlement of all claims. The Company recognized expense of $509,000, after recoveries of $157,000 from certain other parties to the suit, relating to this litigation.

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