Form 10KSB40/A
period 2000-12-31
AARO BROADBAND WIRELESS COMMUNICATIONS INC
filed 2001-08-09
CIK 47968

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 Form 10-KSB/A2

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

Date: August 9, 2001

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Name                                     Title                                    Date
                  ----                                     -----                                    ----
  /s/  RONALD L. BAKER                      , President and Director                            August 9, 2001
--------------------------------------------
     Ronald L. Baker


 /s/ MICHAEL W. CANFIELD                    , Chief Financial Officer and Director              August 9, 2001
--------------------------------------------
     Michael W. Canfield


 /s/ NORMAN S. LEIGHTY                      , Chief Operating Officer and Chairman              August 9, 2001
--------------------------------------------
     Norman S. Leighty


 /S/ J. MICHAEL ERHART                      , VP, Chief Technology Officer and Director         August 9, 2001
--------------------------------------------
     J. Michael Erhart


 /s/ STEVEN G. ZABEL                        , VP Business Development and Director              August 9, 2001
--------------------------------------------
     Steven G. Zabel


 /s/ RICHARD R. STUTSMAN                    , VP Internal Affairs and Director                  August 9, 2001
--------------------------------------------
     Richard R. Stutsman

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

    During the period ended December 31, 2000, the Company issued debt with a face amount of $800,000 in exchange for cash proceeds of $800,000 and 1,600,000 common stock purchase warrants with an exercise price of $.50 per share. The cash proceeds received were allocated to the warrants ($456,493) and the debt ($343,507) based on their relative fair values. Fair values for the warrants were estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rates of 4.9 to 5.9 percent; no dividend yield; expected lives of 4.7 to 4.8 years; and volatility of 178 to 252 percent. The resulting discount on the debt has been amortized to interest expense over the term of the debt. Also, during the period ended December 31, 2000 for cash proceeds of $75,000 the Company issued debt with a face value of $75,000 which was convertible into 500,000 shares of common stock and 500,000 common stock purchase warrants with an exercise price of $.75 per share. Upon issuance, all proceeds were allocated to the intrinsic value of the beneficial conversion feature, resulting in a discount on the debt. Because these securities were immediately convertible, the discount was fully recognized as interest expense at the date of issuance. Also, in connection with the Global Wireless and Aarow merger, these convertible debt instruments were automatically converted pursuant to their original terms.

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