Form 10QSB/A
period 2001-03-31
AARO BROADBAND WIRELESS COMMUNICATIONS INC
filed 2001-08-09
CIK 47968

                                 FORM 10-QSB/A

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

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                                                                          $(1,401,916)
  Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                     339,479
      Stock issued for services                                                          87,000
      Amortization of unearned directors' fees                                           49,314
      Net increase in
        Accounts receivable                                                            (215,980)
        Other assets                                                                     28,467
        Accounts payable - trade                                                        537,631
        Accrued and other current liabilities                                            56,103
        Deferred revenue                                                                100,390
                                                                                    -----------

         Net cash used in operating activities                                         (419,512)

Cash flows from investing activities
  Acquisition of property and equipment                                                (261,479)


Cash flows from financing activities
  Proceeds from borrowings                                                               10,000
  Payments on borrowings                                                                (67,538)
  Private placement of common stock                                                      20,000
                                                                                    -----------

         Net cash used in financing activities                                          (37,538)
                                                                                    -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (718,529)

Cash and cash equivalents at beginning of period                                        731,775
                                                                                    -----------

Cash and cash equivalents at end of period                                          $    13,246
                                                                                    ===========

Cash paid during the period for interest                                            $    18,721
                                                                                    ===========

Supplemental Schedule of Non-cash Investing and Financing Activities

During the three months ended March 31, 2001, the Company had the following other non-cash investing and financing activities:


    Common stock issued for settlement of liabilities                               $    41,590
    Accounts payable converted to notes payable                                       1,324,494



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

In conjunction with the private placement offering commenced on February 1, 2001, we reduced the exercise price on 9,920,000 outstanding warrants from $3 to $2 per share. This exercise price reduction was to cause the then outstanding warrants issued in conjunction with previous private placements of common stock to have the same exercise price as the new warrants that were being offered in the February 1, 2001 private placement offering.

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

                             AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                             (Registrant)


Date:  August 9, 2001        By   /s/ RONALD L. BAKER
                               -------------------------------------------------
                                  Ronald L. Baker, President


                             By   /s/ MICHAEL W. CANFIELD
                               -------------------------------------------------
                                  Michael W. Canfield, Chief Financial Officer