Form 10QSB
period 2001-06-30
AARO BROADBAND WIRELESS COMMUNICATIONS INC
filed 2001-08-21
CIK 47968

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from _________ to _________ Commission File Number 000-06292


                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                     Formerly AAROW ENVIRONMENTAL GROUP, INC
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                  71-0752569
     (State or other jurisdiction             (IRS Employer Identification No.)
   of incorporation or organization)

         210 Park Avenue, Suite 1850, Oklahoma City, Oklahoma 73102-5604
                    (Address of principal executive offices)

                                 (405) 415-2750
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _______ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $.001 par value                           53,727,182
       Title of Class                          ------------------------------
                                               Number of Shares outstanding
                                                   at August 15, 2001

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                              SECOND QUARTER REPORT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                Table of Contents

Part I - Financial Information                                                3

Item 1.  Financial Statements                                                 3

         Condensed Consolidated Balance Sheets                                3

         Unaudited Condensed Consolidated Statement of Operations             4

         Unaudited Consolidated Statement of Stockholders' Equity             6

         Unaudited Condensed Consolidated Statement of Cash Flows             7

         Notes to Unaudited Condensed Consolidated Financial Statements       8

Item 2.  Management's Discussion and Analysis or Plan of Operation           12

Part II - Other Information                                                  16

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19




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

                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE          DECEMBER
                                                                                 30, 2001         31, 2000
                                                                               ------------    ------------
                                                                               (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                      $      4,517    $    731,775
Accounts receivable                                                                 314,972           7,787
Inventories                                                                          13,099          13,099
Prepaid expenses and deposits                                                        34,707           9,000
                                                                               ------------    ------------
                        TOTAL CURRENT ASSETS                                        367,295         761,661

PROPERTY AND EQUIPMENT - AT COST, net                                             3,442,413       4,357,055

OTHER ASSETS                                                                         76,032          57,249
                                                                               ------------    ------------

                                                                               $  3,885,740    $  5,175,965
                                                                               ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long term debt                                              $  1,051,952    $         --
Accounts payable - trade                                                          1,660,582       2,560,582
Accrued and other current liabilities                                               660,650         325,859
Notes payable and other short-term obligations                                      821,202         412,452
                                                                               ------------    ------------

     TOTAL CURRENT LIABILITIES                                                    4,194,386       3,298,893

DEFERRED REVENUE                                                                    270,000         434,682

STOCKHOLDERS' EQUITY (DEFICIT):
Series I preferred stock - $.001 par value; authorized 5,000,000 shares;              2,000           2,000
  issued and outstanding, 2,000,000 shares; liquidation preference of
  $2,000,000

Common stock, $.001 par value; authorized 200,000,000 shares; issued and
  outstanding 54,909,766 for 2001 and 53,776,044 for 2000                            54,910          53,776
Additional paid-in capital                                                        8,935,608       8,230,397
Accumulated Deficit                                                              (9,540,340)     (6,709,125)
Unearned Directors' Fees                                                            (30,824)       (134,658)
                                                                               ------------    ------------

                                                                                   (578,646)      1,442,390
                                                                               ------------    ------------

                                                                               $  3,885,740    $  5,175,965
                                                                               ============    ============


                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                          FOR THE SIX   FROM APRIL 21,
                                                         MONTHS ENDED      THROUGH
                                                        JUNE 30, 2001   JUNE 30, 2000
                                                        -------------   --------------

Revenues
     Communication services                              $    111,945    $         --
     Equipment sales                                          310,713              --
     Other                                                    322,263          13,255
                                                         ------------    ------------

                Total revenues                                744,921          13,255

Operating costs and expenses
     Cost of equipment sold                                   223,350              --
     System operating and support                             971,527         156,979
     Sales, general and administrative                      1,564,661         618,089
     Depreciation and amortization                            606,872           2,676
                                                         ------------    ------------

                Total operating costs and expenses          3,366,410         777,744
                                                         ------------    ------------

                Loss from operations                       (2,621,489)       (764,489)

Interest and other income                                       3,957           1,939
Interest expense                                             (213,683)        (75,000)
                                                         ------------    ------------

                NET LOSS                                 $ (2,831,215)   $   (837,550)
                                                         ============    ============

Basic and diluted net loss per common share              $       (.05)   $       (.03)
                                                         ============    ============

Weighted average common shares outstanding                 54,215,687      29,691,961
                                                         ============    ============


                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS







                                                       FOR THE THREE   FROM APRIL 21,
                                                        MONTHS ENDED       THROUGH
                                                       JUNE 30, 2001   JUNE 30, 2000
                                                       -------------   --------------

Revenues
     Communication services                            $     43,631     $         --
     Equipment sales                                        274,061               --
     Other                                                   99,690           13,255
                                                       ------------     ------------

              Total revenues                                417,382           13,255

Operating costs and expenses
     Cost of equipment sold                                 186,698               --
     System operating and support                           442,684          156,979
     Sales, general and administrative                      758,203          618,089
     Depreciation and amortization                          267,393            2,676
                                                       ------------     ------------

              Total operating costs and expenses          1,654,978          777,744
                                                       ------------     ------------

              Loss from operations                       (1,237,596)        (764,489)

Interest and other income                                       217            1,939
Interest expense                                           (191,920)         (75,000)
                                                       ------------     ------------

              NET LOSS                                 $ (1,429,299)    $   (837,550)
                                                       ============     ============

Basic and diluted net loss per common share            $       (.03)    $       (.03)
                                                       ============     ============

Weighted average common shares outstanding               54,461,564       29,691,961
                                                       ============     ============



                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
       UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                                               Preferred stock                 Common stock
                                                                         ----------------------------   ---------------------------
                                                                            Shares          Amount         Shares         Amount
                                                                         ------------    ------------   ------------   ------------

Balance at January 1, 2001                                                  2,000,000    $      2,000     53,776,044   $     53,776
Amortization of unearned directors' fees
Issuance of common stock for services and settlement of liabilities                                        1,073,722          1,074
Proceeds of stock purchase warrants issued with debt
3rd 506 private placement                                                                                     60,000             60
Intrinsic value of beneficial conversion feature on issuance of debt
Net loss
                                                                         ------------    ------------   ------------   ------------

Balance at June 30, 2001                                                    2,000,000    $      2,000     54,909,766   $     54,910
                                                                         ============    ============   ============   ============


                                                                        Additional                      Unearned
                                                                         paid-in       Accumulated      directors'
                                                                         capital         deficit          fees           Total
                                                                       ------------   ------------    ------------    ------------

Balance at January 1, 2001                                             $  8,230,397   $ (6,709,125)   $   (134,658)   $  1,442,390
Amortization of unearned directors' fees                                                                   103,834         103,834
Issuance of common stock for services and settlement of liabilities          292,510                                       293,584
Proceeds of stock purchase warrants issued with debt                          98,761                                        98,761
3rd 506 private placement                                                     19,940                                        20,000
Intrinsic value of beneficial conversion feature on issuance of debt         294,000                                       294,000
Net loss                                                                                (2,831,215)                     (2,831,215)
                                                                       ------------   ------------    ------------    ------------

Balance at June 30, 2001                                               $  8,935,608   $ (9,540,340)   $    (30,824)   $   (578,646)
                                                                       ============   ============    ============    ============



                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           FOR THE SIX    FROM APRIL 21,
                                                           MONTHS ENDED       THROUGH
                                                          JUNE 30, 2001   JUNE 30, 2000
                                                          -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $ (2,831,215)   $   (837,550)
   Adjustments to reconcile net loss to net cash
   used in operating activities
        Depreciation and amortization                           606,872           2,676
        Stock issued for services                               293,584              --
        Non-cash interest expense                               135,455          75,000
        Amortization of unearned directors' fees                103,834              --
        (Increase) decrease in:
          Accounts receivable                                  (307,185)        (79,333)
          Other assets                                           31,542         (58,226)
        Increase (decrease) in:
          Accounts payable - trade                              819,349         202,648
          Accrued and other current liabilities                 334,791          24,989
          Deferred revenue                                     (164,682)             --
                                                           ------------    ------------

            Net cash used in operating activities              (977,655)       (669,796)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                       (331,065)       (623,435)
   Cash acquired in reverse acquisition                              --              72
                                                           ------------    ------------

            Net cash used in investing activities              (331,065)       (623,363)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                     336,000          95,000
   Payments on borrowings                                       (68,538)       (122,447)
   Private placement of common stock                             20,000       1,996,422
   Beneficial conversion feature on notes payable               294,000          75,000
   Capitalization of Global Wireless                                 --          17,944
                                                           ------------    ------------

            Net cash provided by financing activities           581,462       2,061,919
                                                           ------------    ------------

            NET INCREASE/(DECREASE) IN CASH                    (727,258)        768,760

Cash and cash equivalents at beginning of period                731,775              --
                                                           ------------    ------------

Cash and cash equivalents at end of period                 $      4,517    $    768,760
                                                           ============    ============

Cash paid during the period for interest                   $     21,138    $         --
                                                           ============    ============


Supplemental Schedule of Non-cash Investing and Financing Activities

During the six months ended June 30, 2001, the company had the following other non-cash investing and financing activities:

     Common stock issued for settlement of liabilities                     $     41,590
     Accounts payable converted to notes payable                              1,324,494


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

     Currently, the Company operates a carrier-class network backbone utilizing fiber-optic facilities from WorldCom and Asynchronous Transfer Mode switching equipment from Cisco. Within any given metropolitan area, the Company utilizes wireless radio technology to deliver the high-bandwidth necessary to provide application services, including video conferencing, video-on-demand and application services hosting. Other application services provided are virtual private networks and telephony services, using the Internet Protocol. The Company offers, either directly or through distributorship arrangements, its wireless communications services to commercial office space tenants and owners who currently do not have high-bandwidth service.


STOCKHOLDERS' EQUITY

The Company's common stock is quoted on the over the counter bulletin board under the stock symbol of AARW.

Common stock purchase warrants outstanding at June 30, 2001 are as follows:
     o warrants exercisable for the purchase of 500,000 shares of common stock at an exercise price of $.75 per share expiring on June 30, 2005,
     o warrants exercisable for the purchase of 1,100,000 shares of common stock at an exercise price of $.25 per share expiring on September 15, 2002,
     o warrants exercisable for the purchase of 1,500,000 shares of common stock at an exercise price of $.375 per share expiring on February 1, 2005,
     o warrants exercisable for the purchase of 9,960,000 shares of common stock at $2.00 per share expiring on June 30, 2005, and
     o warrants exercisable for the purchase of 2,000,000 shares of common stock at $.50 per share expiring on June 30, 2005.

The board of directors is authorized to issue stock options exercisable for the purchase of 2,500,000 shares of common stock under a stock option plan. However, at June 30, 2001, no options were outstanding.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY - CONTINUED

At June 30, 2001, there were 5,000,000 shares of Series I Preferred Stock, $0.001 par value, authorized with 2,000,000 issued and outstanding. Each share may be convertible into three shares of common stock, and has a liquidation preference of $1.00.

Management believes there is no intention to convert these outstanding preferred shares to common stock in the near future, but as with all Series I Convertible Preferred Stock, they are convertible into three shares of common stock upon request of the Series I Preferred Stock shareholder.

At June 30, 2001, certain notes payable with carrying values of approximately $170,000 are convertible into 1,760,000 shares of common stock.

GOING CONCERN

The Company's main activities have consisted of acquisitions of building access rights, hiring management and other key personnel, the raising of funds, development of operating systems and purchase and deployment of equipment and telecommunications network system. Since May 1, 2000, the Company has initiated commercial service using its fixed wireless broadband technology in three cities.

The Company's losses, as well as negative operating cash flows, have been significant to date, and management expects both to continue until the Company generates a customer base through the combination of direct sales and distributorships that generate revenues to fund operating expenses. After the Company initiates service in its market areas, management expects to have positive operating margins by increasing the number of customers, and selling additional capacity or services without significantly increasing related capital expenditures or operating costs. The Company's ability to generate positive cash flow will depend on capital expenditures in new market areas, competition in current market areas and any potential adverse regulatory developments.

Part of the Company's strategy is to utilize a distributorship network to expand its customer base and achieve greater market penetration more rapidly. Management believes that by implementing this strategy, the Company can capitalize on distributors' familiarity with their market area, customer affiliations, financial strength and their experienced personnel, which management anticipates will minimize the Company's requirements for incremental expenditures and capital resources.

The planned expansion of the Company's business will require significant additional capital funding for capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan. As a consequence, the Company is currently seeking additional debt and equity financing as well as distributorship arrangements to fund liquidity needs. In the event that the Company is unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, the Company will be required to delay the development of its telecommunications network or take other actions. This could have a material adverse effect on the Company's business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

In view of the foregoing described matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's continued operations, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to obtain additional financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence and be required to liquidate its assets.

LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted loss per share is the same because the effect of outstanding stock purchase warrants and convertible preferred stock is anti-dilutive.

CLAIMS AND LITIGATION

On October 27, 2000, an action styled Patricia A. Camp v. Aarow Environmental Group, Inc., Utica Publishing Corporation, D. Fredrick Shefte, Sammy D. Yates, and Jim W. Bolt, Case No. CIV 2000-1135-4, was filed in the Circuit Court of Washington County, Arkansas. Ms. Camp alleges that in or about 1995, she was a 50% partner with Jim Bolt operating under an oral partnership agreement as the Arkansas Chronicle. In late 1996 Ms. Camp and Jim Bolt allegedly acquired from Sammy D. Yates a business known as Copies Plus and operated and managed Copies Plus as co-owners and participants in a joint enterprise. Furthermore, in 1999, Messrs. Bolt and Yates allegedly merged or consolidated the Arkansas Chronicle and Copies Plus into a new Utica Publishing Corporation that on September 2, 1999, merged with Aarow Environmental Group, Inc. In August 1999, Ms. Camp allegedly was approached by Mr. Bolt to sign an agreement for the stock purchase and sale of Utica Publishing to Aarow Environmental. Ms. Camp states that she signed the agreement without reading the complete document and she now claims that she did not receive the proper number of shares of common stock for her interest in Utica Publishing. Management believes there are no merits to this case as it relates to the Company, and the Company is vigorously defending this action and intends to pursue any claims that it may have against Ms. Camp.

Billie J. Burns v. Aarow Environmental Group, Inc. a/k/a Aaro Broadband Wireless Communications Corporation (Case No. CJ-2000-5829) was filed in the District Court of Oklahoma County, Oklahoma on August 10, 2000. Ms. Burns alleges that she owns 69,011 shares of our common that were issued by Holiday Resorts International, Inc. ("Holiday") and 2,861 issued in the name of Rendezvous Trails of America, Inc. ("Rendezvous") (Holiday and Rendezvous being previous names of the Company). Ms. Burns is demanding (i) that the Company issue to her 138,022 shares of common stock (representing the total claimed shares held by Ms. Burns subsequent to the March 5, 1996 two for one stock split); and (ii) that the Company reimburse her for any diminishment in value of the claimed shares from her original demand date. The Company has investigated Ms. Burns' claim and believes it to be without merit, and is vigorously defending its position. On December 1, 2000, Ms. Burns filed a Motion for Partial Summary Judgment. The Company has filed responsive pleadings. The Company is waiting the court's ruling on the Motion.

An action was filed on April 18, 2001 in the Chancery Court of Washington County, Arkansas styled Mel Robinson v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., Ron Baker, Individually and as a director and president of Aaro Broadband Wireless Communications, Inc.; Richard Royce Stutsman, Individually and as a director and Vice President of Internal Operations of Aaro Broadband Wireless Communications, Inc.; Mike Canfield, Individually and as Chief Financial Officer of Aaro Broadband Wireless Communications, Inc. (Case No. E-2001-886). Mr. Robinson alleges that on or about March 15, 1999, he entered into a formal settlement agreement with the Company whereby the sale of certain unregistered non-exempt securities purchased by him was rescinded. In the agreement, the Company agreed to deliver to him 20,000 shares of our common stock as part of the relinquishment of his claims. He further alleges that the certificates were issued as "restricted" under Rule 144 of the United States Securities and Exchange Commission. In August 2000, Mr. Robinson allegedly entered into an agreement for the private sale of the common stock. Mr. Robinson claims that the Company wrongfully refused to remove the restrictive legend from the common shares in August 2000 making the shares valueless. Based upon advice of counsel, under Rule 144 the restrictive transfer legend could not be removed until March 15, 2001. John Dodge, counsel for Mr. Robinson, failed to cause the Company to be properly served, and the Company was unaware of and did not have any obligation to answer the complaint filed by Mr. Robinson. However, through the efforts of Mr. Dodge, Mr. Robinson was granted a default judgment against the Company on June 19, 2001. The court set this judgment aside on August 2, 2001, based upon improper service. The Company has investigated Mr. Robinson's claims and finds them to be without merit. The Company intends to vigorously defend the claims of Mr. Robinson following valid service. Mr. Robinson, through the efforts of his counsel John Dodge, has not properly served the other named defendants as well as the Company. On July 23, 2001, the court dismissed the complaint related to Messrs. Ron Baker, Richard Royce Stutsman and Mike Canfield.

On April 17, 2001, a complaint was filed in the Chancery Court of Benton County, Arkansas styled Paul K. Bryan v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., (Case No. E-2001-664-2). Mr. Bryan alleges that on or about September 2, 1999, the Company entered into an agreement for purchase of his shares of Utica Publishing Corporation. In this agreement, the Company agreed to deliver to Mr. Bryan 28,000 shares of common stock in exchange. After our merger-acquisition of Global Wireless Communications, Inc., Mr. Bryan contacted the Company requesting the issuance of the shares. The Company investigated his request and subsequently issued the shares after reviewing prior stock issuance transactions. Mr. Bryan seeks damages equal to the difference between the market price of his shares as of the date they were delivered and the market price on May 1, 2000. The shares of common stock were not registered under the Securities Act of 1933, and Mr. Bryan's holding period commenced on or about September 2, 1999. Based upon advice of counsel, Mr. Bryan could not have sold the shares of common stock on May 1, 2000 because he had not held the shares for more than one year and that the shares will not become eligible for removal of the restrictive legend until September 2, 2001. John Dodge, Mr. Bryan's counsel, attempted to serve the Company in the same manner in which he attempted to serve the Company in the above-mentioned case and the following case. Accordingly, the Company believes that it has not been properly served and has never had an obligation to answer the claims of Mr. Bryan. However, through the efforts of Mr. Dodge, Mr. Bryan was granted a default judgment against the Company on June 19, 2001. The Company expects that the judgment will be set aside based upon the lack of proper service in the same manner that the judgments were set aside in the cases filed by Messrs. Steele and Robinson. We have investigated Mr. Bryan's claim and, based upon advice of counsel, believe that Mr. Bryan's claims are without merit. We intend to vigorously defend the claims of Mr. Bryan following valid service.

An action was filed in the Chancery Court of Washington County, Arkansas on April 27, 2001 styled Jim Steele v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., Ron Baker, Individually and as a director and president of Aaro Broadband Wireless Communications, Inc.; Richard Royce Stutsman, Individually and as a director and Vice President of Internal Operations of Aaro Broadband Wireless Communications, Inc.; Mike Canfield, Individually and as Chief Financial Officer of Aaro Broadband Wireless Communications, Inc. (Case No. E-2001-945). Mr. Steele alleges that on or about March 15, 2000, he entered into a formal settlement agreement with the Company that rescinded Mr. Steele's purchase of unregistered non-exempt securities. Pursuant to the agreement, the Company delivered 20,000 shares of restricted common stock to Mr. Steele. Commencing at the end of the one-year holding period, Mr. Steele allegedly made due demand of the Company to remove the transfer restrictions, which the Company refused. The Company has been advised by counsel, that the restrictive legend on the shares held by Mr. Steele cannot be removed until the shares have been held for more than two years (March 15, 2002). However, the restrictive legend may be removed after holding the shares for more than one year, but then only if the shares are sold by Mr. Steele in accordance with Rule 144 (as promulgated by the Securities and Exchange Commission). John Dodge, counsel for Mr. Steele, failed to cause the Company to be properly served, and the Company was unaware of and did not have any obligation to answer the complaint filed by Mr. Steele. However, through the efforts of Mr. Dodge, Mr. Steele was granted a default judgment against the Company on June 19, 2001. The court set this judgment aside on August 2, 2001, based upon of improper service. The Company has investigated Mr. Steele's claims and finds them to be without merit, and intends to vigorously defend the claims of Mr. Steele following valid service. Mr. Steele, through the efforts of his counsel John Dodge, has not properly served the other named defendants as well as the Company. On July 23, 2001, the court dismissed the complaint related to Messrs. Ron Baker, Richard Royce Stutsman and Mike Canfield.

A case styled Wiredzone Property, L.P. v. Aaro Broadband Wireless Communications, Inc., Getmore Wireless Corporation, Broadband Wireless International Corporation (Case No. CJ-2001-04078) was filed in the District Court of Tulsa County, Oklahoma on July 31, 2001. Wiredzone Property, L.P. alleges that the Company has been in default under the lease terms for failure to pay rent since June 1, 2001. In addition, it is alleged that the Company abandoned the leased premises and surrendered possession on or about June 15, 2001. Wiredzone is seeking damages totaling $471,539 for the office space vacated, $25,380 for the parking spaces and $28,200 for the rooftop lease to the end of the term April 30, 2005. The Company is currently in negotiations with Wiredzone to settle on this case on reasonable terms.

Additionally, the Company is subject to a claim for the issuance of approximately 3,242,000 shares of common stock. The claimant alleges that he holds common shares of the Company's. These shares are not recognized as outstanding by the Company or reflected in the Company's common stock records. Management does not believe the claimant has valid rights to any shares of common stock. The Company is investigating this claim and vigorously defending its position.

The accompanying interim financial statements do not include any adjustment that may result from the outcome of these claims and litigation.

SUBSEQUENT EVENTS

On August 2, 2001, the Company entered into a Recapitalization Plan with a group of investors. As a result of this plan, an immediate infusion of funds totaling $150,000 was transferred to the Company with a best efforts commitment to invest or cause to be invested into the Company an additional $590,000 on or before October 31, 2001. These funds will be invested in the Company through the purchase of debentures in the principal amount of the funds provided. Each $1.00 of the principal amount of the debentures is convertible into 10 shares of the Company's common stock. Additional investors have committed to purchase $260,000 of these convertible debentures, of which $120,000 has been funded with the remainder expected prior to August 31, 2001.

As partial consideration for purchase of these convertible debentures, the former executive officers of the Company surrendered for cancellation 12,968,413 shares of the Company's common stock and forgave $208,500 of indebtedness owed to them. The Company's intention is to reserve and utilize 10,000,000 shares of these common stock shares for debenture conversions and then the remaining 2,968,413 shares will be available for issuance in connection with future funding. In addition, four of the executive officers of the Company resigned as executive officers and as directors of the Company. As part of this agreement, three new directors were appointed to the Board of Directors and one of these individuals became President and Chief Executive.

The Company has also begun a major reduction in the operating expenses necessary to maintain the Company's operations. The Company has eliminated over 25 salaried positions and reduced monthly payroll expense to less than $50,000 from $200,000 for the month prior to June, 2001. Effective August 1, 2001, the Company consolidated its operations to Suite 1850 of Oklahoma Tower and vacated the 21st floor of the Oklahoma Tower. This has resulted in a monthly savings of $8,232 to $8,918 during the remainder of the lease term that would have expired on April 30, 2010.

On August 14, 2001, the Company announced that construction has begun on a broadband fixed-wireless telecommunications system for the City of Durant, Oklahoma. The Company expects services including broadband Internet access, virtual private networks, videoconferencing, electronic mail and electronic commerce to be available by the end of September. This is the first of three cities that are fully funded for joint development between with the Oklahoma Municipal Services Corporation ("OMSC"). OMSC was created by the Oklahoma Municipal League to develop broadband fixed-wireless services on behalf of their over 440 member cities. OMSC has notified the Company of the signing by two additional cities for broadband fixed-wireless services. The Company anticipates commencement of construction in these cities in the near term.

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

The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses and current cash balances will not be sufficient to fund the current business plan. Our principal expenditure requirements will include:

                    o    employee salaries and benefits
                    o    connectivity fees
                    o    office and rooftop leases
                    o    network equipment and software
                    o    debt service
                    o    other operating expenses

Part of our strategy is to utilize a distributorship network to expand our customer base and achieve greater market penetration more rapidly. We believe that by implementing this strategy, we can capitalize on our distributors' familiarity with their market area, customer affiliations, financial strength, and experienced personnel, while minimizing our requirement incremental capital expenditures. Our strategy includes offering exclusive distributorship agreements for our products and services in various markets. These distributorships allow us to open multiple markets at the same time and to reduce our cash flow requirements because the distributor is responsible for the customer build-out capital expenditures and the recurring monthly expenses of their territory. Our initial cost outlay will be limited to the construction of the distribution layer in the territory, which will be offset by the initial distribution fee charged to the distributor.

On August 14, 2001, we announced that construction has begun on a broadband fixed-wireless telecommunications system for the City of Durant, Oklahoma. The Company expects services including broadband Internet access, virtual private networks, videoconferencing, electronic mail and electronic commerce to be available by the end of September. This is the first of three cities that are fully funded for joint development between with the Oklahoma Municipal Services Corporation ("OMSC"). OMSC was created by the Oklahoma Municipal League to develop broadband fixed-wireless services on behalf of their over 440 member cities. OMSC has notified the Company of the signing by two additional cities for broadband fixed-wireless services. The Company anticipates commencement of construction in these cities in the near term. These cities are expected to generate additional revenue for the Company while having little effect on operating expenses.

We are also currently seeking additional debt and equity financing to fund liquidity needs. In the event that we are unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, we will be required to delay the development of our telecommunications network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

Results of Operations

The following tables set forth selected results of operations for the three months and six months periods ended June 30, 2001. The selected results of operations are derived from our unaudited condensed consolidated financial statements presented elsewhere in this report. The periods presented are not necessarily indicative of our future operations.

                                                          THREE MONTHS ENDED
                                                             JUNE 30, 2001
                                                     ----------------------------
Revenues
      Communication services                         $     43,631            10.5%
      Equipment sales                                     274,061            65.6%
      Other                                                99,690            23.9%
                                                     ------------    ------------
            Total Revenues                           $    417,382           100.0%
Operating costs and expenses
      Cost of equipment sales                             186,698            44.7%
      System operating and support                        442,684           106.1%
      Sales, general and administrative                   758,203           181.6%
      Depreciation and amortization                       267,393            64.1%
                                                     ------------    ------------
            Total operating costs and expenses       $  1,654,978           396.5%
                                                     ------------    ------------

Loss from Operations                                 $ (1,237,596)         (296.5%)
                                                     ------------    ------------
   Interest and other income                         $        217              .1%
   Interest expense                                      (191,920)          (46.0%)
                                                     ------------    ------------

   Net Loss                                          $ (1,429,299)         (342.4%)
                                                     ============    ============

Discussion of Three months ended June 30, 2001

During three months ended June 30, 2001, we had revenue of $417,382 resulting from equipment sales, custom programming, consulting and providing broadband wireless transport. We experienced delays in the deployment of service to new cities and the execution of our business plan due to cash flow shortages. We are in the process of acquiring the necessary equipment to complete the deployment of our Regional Hubs, National Operations Center and individual customer sites for our wireless communications services. We expect to make progress on the connecting of broadband wireless customers in Oklahoma City and Tulsa by December 31, 2001. However, such progress is subject to our obtaining adequate funding to continue implementation of our business plan and our cash flow needs.

Operating expenses of $1,654,978 consisted predominately of sales, general and administrative charges of $758,203. System operating and support charges, including facilities and telecom charges and related site expenses for wireless transmission, contract services, occupancy costs and employee costs totaled $442,684. Depreciation-amortization charges totaled $267,393. Cost of equipment sales totaled $186,698.

Interest expense was primarily the result of the accretion of the discount on short-term loans issued in May 2001. This accretion was a non-cash expense. The additional interest expense was attributable to debt service on short-term bank financing and some bridge financing.

                                                           SIX MONTHS ENDED
                                                             JUNE 30, 2001
                                                     ----------------------------

Revenues
      Communication services                         $    111,945            15.0%
      Equipment sales                                     310,713            41.7%
      Other                                               322,263            43.3%
                                                     ------------    ------------
            Total Revenues                           $    744,921           100.0%
Operating costs and expenses
      Cost of equipment sales                             223,350            30.0%
      System operating and support                        971,527           130.4%
      Sales, general and administrative                 1,564,661           210.0%
      Depreciation and amortization                       606,872            81.5%
                                                     ------------    ------------
            Total operating costs and expenses       $  3,366,410           451.9%
                                                     ------------    ------------


Loss from Operations                                 $ (2,621,489)         (351.9%)
                                                     ------------    ------------
   Interest and other income                         $      3,957              .5%
   Interest expense                                      (213,683)          (28.7%)
                                                     ------------    ------------

   Net Loss                                          $ (2,831,215)         (380.1%)
                                                     ============    ============

Discussion of Six months ended June 30, 2001

During six months ended June 30, 2001, we had revenue of $744,921 resulting from equipment sales, custom programming, consulting and providing broadband wireless transport.

Operating expenses of $3,366,410 consisted predominately of sales, general and administrative charges of $1,564,661. System operating and support charges, including facilities and telecom charges and related site expenses for wireless transmission, contract services, occupancy costs and employee costs totaled $971,527. Depreciation-amortization charges totaled $606,872. Cost of equipment sales totaled $223,350. The Company has begun a major reduction in the operating expenses necessary to maintain the Company's operations in the third quarter of 2001. The Company has eliminated over 25 salaried positions and reduced monthly payroll expense to less than $50,000 from $200,000 for the month prior to June, 2001. Effective August 1, 2001, we consolidated our operations to Suite 1850 of Oklahoma Tower and vacated the 21st floor of the Oklahoma Tower. This has resulted in a monthly savings of $8,232 to $8,918 during the remainder of the lease term that would have expired on April 30, 2010. This will save us a total of $905,520 over the balance of the lease term.

Interest expense was primarily the result of the accretion of the discount on short-term loans issued in May 2001. This accretion was a non-cash expense. The additional interest expense was attributable to debt service on short-term bank financing and some bridge financing.

Liquidity and Capital Resources

Generally, we have financed our cash flow requirements from borrowings and sale of our equity securities. Net cash used in operating activities totaled $977,655 in the six months ended June 30, 2001. Net cash used in investing activities in the same period totaled $331,065 due to the purchase of equipment. Cash flows provided by financing activities were $581,462 during the six months ended June 30, 2001. During the six months ended June 30, 2001, we had a net cash decrease of $727,258.

On February 1, 2001, we released a private placement offering of 667 units, each unit consisting of 30,000 shares of Common Stock and 20,000 Redeemable Warrants at $10,000 per unit. During the quarter ended June 30, 2001, we received no net proceeds from this offering.

During April and May 2001, we issued $190,000 in convertible debentures, which are convertible into our common stock at $0.25 per share. Also, during May 2001, we issued $200,000 in debentures, which are convertible to our common stock at $0.20 per share, and $200,000 in debentures, which included 400,000 redeemable warrants exercisable at $0.50 per share.

We are also currently seeking additional debt and equity financing to fund our liquidity needs. In the event that we are unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, we will be required to delay the development of our telecommunications network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2001, we had the following legal proceedings pending.

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

Billie J. Burns v. Aarow Environmental Group, Inc. a/k/a Aaro Broadband Wireless Communications Corporation (Case No. CJ-2000-5829) was filed in the District Court of Oklahoma County, Oklahoma on August 10, 2000. Ms. Burns alleges that she owns 69,011 shares of our common that were issued by Holiday Resorts International, Inc. ("Holiday") and 2,861 issued in the name of Rendezvous Trails of America, Inc. ("Rendezvous") (Holiday and Rendezvous are our previous names). Ms. Burns is demanding (i) that we issue to her 138,022 shares of our common stock (representing the total claimed shares held by Ms. Burns subsequent to the March 5, 1996 two for one stock split); and (ii) that we reimburse her for any diminishment in value of the claimed shares from her original demand date. We have investigated Ms. Burns' claim and believe it to be without merit and we are vigorously defending our position. On December 1, 2000, Ms. Burns filed a Motion for Partial Summary Judgment. We have filed responsive pleadings. We are waiting the Court's ruling on this Motion.

On April 17, 2001, a complaint was filed in the Chancery Court of Benton County, Arkansas styled Paul K. Bryan v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., (Case No. E-2001-664-2). Mr. Bryan alleges that on or about September 2, 1999, we entered into an agreement for purchase of his shares of Utica Publishing Corporation. In this agreement, we agreed to deliver to Mr. Bryan 28,000 shares of common stock in exchange. After our merger-acquisition of Global Wireless Communications, Inc., Mr. Bryan contacted us requesting the issuance of the shares. We investigated his request and subsequently issued the shares after reviewing prior stock issuance transactions. Mr. Bryan seeks damages equal to the difference between the market price of his shares as of the date they were delivered and the market price on May 1, 2000. The shares of common stock were not registered under the Securities Act of 1933 and Mr. Bryan's holding period commenced on or about September 2, 1999. Based upon advice of counsel, Mr. Bryan could not have sold the shares of common stock on May 1, 2000 because he had not held the shares for more than one year and that the shares will not become eligible for removal of the restrictive legend until September 2, 2001. John Dodge, Mr. Bryan's counsel, attempted to serve us in the same manner in which he attempted to serve us in the next two described cases. Accordingly, the Company believes that it has not been properly served and has never had an obligation to answer the claims of Mr. Bryan. However, through the efforts of Mr. Dodge, Mr. Bryan was granted a default judgment against the Company on June 19, 2001. We expect that the judgment will be set aside based upon the lack of proper service in the same manner that the judgments were set aside in the cases filed by Messrs. Steele and Robinson. We have investigated Mr. Bryan's claim and, based upon advice of counsel, believe that Mr. Bryan's claims are without merit. We intend to vigorously defend the claims of Mr. Bryan following valid service.

An action was filed on April 18, 2001 in the Chancery Court of Washington County, Arkansas styled Mel Robinson v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., Ron Baker, Individually and as a director and president of Aaro Broadband Wireless Communications, Inc.; Richard Royce Stutsman, Individually and as a director and Vice President of Internal Operations of Aaro Broadband Wireless Communications, Inc.; Mike Canfield, Individually and as Chief Financial Officer of Aaro Broadband Wireless Communications, Inc. (Case No. E-2001-886). Mr. Robinson alleges that on or about March 15, 1999, he entered into a formal settlement agreement with us whereby the sale of certain unregistered non-exempt securities purchased by him was rescinded. In the agreement, we agreed to deliver to him 20,000 shares of our common stock as part of the relinquishment of his claims. He further alleges that the certificates were issued as "restricted" under Rule 144 of the United States Securities and Exchange Commission. In August 2000, Mr. Robinson allegedly entered into an agreement for the private sale of the common stock. Mr. Robinson claims that we wrongfully refused to remove the restrictive legend from the common shares in August 2000 making the shares valueless. Based upon advice of counsel, under Rule 144 the restrictive transfer legend could not be removed until March 15, 2001. John Dodge, counsel for Mr. Robinson, failed to cause the Company to be properly served, and the Company was unaware of and did not have any obligation to answer the complaint filed by Mr. Robinson. However, through the efforts of Mr. Dodge, Mr. Robinson was granted a default judgment against the Company on June 19, 2001. The court set this judgment aside on August 2, 2001, based upon improper service. We have investigated Mr. Robinson's claims and finds them to be without merit. We intend to vigorously defend the claims of Mr. Robinson following valid service. Mr. Robinson, through the efforts of his counsel John Dodge, has not properly served the other named defendants as well as us. On July 23, 2001, the court dismissed the complaint related to Messrs. Ron Baker, Richard Royce Stutsman and Mike Canfield.

An action was filed in the Chancery Court of Washington County, Arkansas on April 27, 2001 styled Jim Steele v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., Ron Baker, Individually and as a director and president of Aaro Broadband Wireless Communications, Inc.; Richard Royce Stutsman, Individually and as a director and Vice President of Internal Operations of Aaro Broadband Wireless Communications, Inc.; Mike Canfield, Individually and as Chief Financial Officer of Aaro Broadband Wireless Communications, Inc. (Case No. E-2001-945). Mr. Steele alleges that on or about March 15, 2000, he entered into a formal settlement agreement with us that rescinded Mr. Steele's purchase of unregistered non-exempt securities. Pursuant to the agreement, we delivered 20,000 shares of restricted common stock to Mr. Steele. Commencing at the end of the one-year holding period, Mr. Steele allegedly made due demand of the Company to remove the transfer restrictions, which we refused. We have been advised by counsel that the restrictive legend on the shares held by Mr. Steele cannot be removed until the shares have been held for more than two years (March 15, 2002). However, the restrictive legend may be removed after holding the shares for more than one year, but then only if the shares are sold by Mr. Steele in accordance with Rule 144 (as promulgated by the Securities and Exchange Commission), rather than in a private sale transaction as Mr. Steele allegedly attempted. John Dodge, counsel for Mr. Steele, failed to cause us to be properly served, and we were unaware of and did not have any obligation to answer the complaint filed by Mr. Steele. However, through the efforts of Mr. Dodge, Mr. Steele was granted a default judgment against the Company on June 19, 2001. The court set this judgment aside on August 2, 2001, based upon of improper service. The Company has investigated Mr. Steele's claims and finds them to be without merit, and intends to vigorously defend the claims of Mr. Steele following valid service. Mr. Steele, through the efforts of his counsel John Dodge, has not properly served the other named defendants as well as the Company. On July 23, 2001, the court dismissed the complaint related to Messrs. Ron Baker, Richard Royce Stutsman and Mike Canfield.

     On June 29, 2001, John Dodge, an Arkansas attorney (Arkansas Bar Number 78041) and counsel to Messrs. Bryan, Steele and Robinson, was instrumental in the issuance of a press release indicating that we refused to answer the allegations of state and federal securities fraud statutes. Mr. Dodge failed to disclose in the press release that we were not obligated to answer the complaints of Messrs. Steele and Robinson because Mr. Dodge had failed properly to cause the Company to be served with the complaints, which only then would require us to answer the allegations in the complaints. Without making this disclosure, Mr. Dodge issued the press release publicly announcing his accomplishments and those of his clients in obtaining the invalid default judgments. The press release reads in part as follows:

     The court judgments cite AARO for concealing materially adverse information in its SEC reports filed during the past year, preparing and filing false or misleading financial statements and violating federal anti-fraud provisions of federal securities regulations in connection with its operations in the last 13-months.

     "The judgment holders have reached an accord with other large AARO shareholders and have developed a plan to assure continuity of company operations. A planned involuntary bankruptcy on AARO has been delayed to see if a restructuring plan can be developed. We are prepared to file it, if we see company assets being converted, wasted or jeopardized by anyone," said Dodge.

     "As a contingency, my clients have recruited an executive staff and board to be led by a local university business professor. They are prepared to try to return the corporation to a 'going concern' status as quickly as possible, in the event of a change of control," Dodge said.

The allegations of fraud contained in the complaints of Messrs. Steele and Robinson as prepared by Mr. Dodge are principally based upon our failure to disclose in our 2000 Annual Report on Form 10-KSB that Mr. Stutsman had been suspended from the practice of law for a one-year period. This disclosure is required by Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission. We have been advised by our counsel that the failure to have made this disclosure did not create an independent cause of action for the plaintiffs Messrs. Steele and Robinson. Furthermore, a violation of Item 401's disclosure requirement does not necessarily violate federal securities laws and the demonstration of this disclosure violation does not lead inevitably to the conclusion that this failure to disclose constitutes fraud. Accordingly, we believe that the fraud claims of Messrs. Steele and Robinson are without merit. If and when we are properly served the complaints of Messrs. Steele and Robinson, we intend to defend vigorously the claims made in the complaints and seek recovery against the plaintiffs Messrs. Steele and Robinson. In addition, the Company is considering legal action against John Dodge, including filing a complaint with the Arkansas Bar Association with the intent of obtaining his suspension from the practice in law.

A case styled Wiredzone Property, L.P. v. Aaro Broadband Wireless Communications, Inc., Getmore Wireless Corporation, Broadband Wireless International Corporation (Case No. CJ-2001-04078) was filed in the District Court of Tulsa County, Oklahoma on July 31, 2001. Wiredzone Property, L.P. alleges that the Company has been in default under the lease terms for failure to pay rent since June 1, 2001. In addition, it is alleged that the Company abandoned the leased premises and surrendered possession on or about June 15, 2001. Wiredzone is seeking damages totaling $471,539 for the office space vacated, $25,380 for the parking spaces and $28,200 for the rooftop lease to the end of the term April 30, 2005. The Company is currently in negotiations with Wiredzone to settle on this case on reasonable terms.

Additionally, the Company is subject to a claim for the issuance of approximately 3,242,000 shares of common stock. The claimant alleges that he holds common shares of the Company's. These shares are not recognized as outstanding by the Company or reflected in the Company's common stock records. Management does not believe the claimant has valid rights to any shares of common stock. The Company is investigating this claim and vigorously defending its position.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 1, 2001, we commenced a private placement offering of 667 units, each unit consisting of 30,000 shares of Common Stock and 20,000 Redeemable Warrants at $10,000 per unit. We received no net proceeds from this offering during the three months ended June 30, 2001.

During the three months ended June 30, 2001, 999,114 shares of our common stock were issued to the officers and other employees in lieu of salary.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, the Company is in default on a note payable in the amount of $1,257,456 to Unisys, Inc., for equipment purchases. The total arrearage on this note is $406,935, consisting of $346,244 principal and $60,691 interest. The Company and Unisys, Inc. have verbally negotiated the return of the equipment related to this note, which will satisfy the entire note payable of $1,257,456, plus accrued interest. As of the date of this report, a portion of this equipment has already been returned to Unisys, Inc., with the balance of the equipment expected to be returned by August 31, 2001.

Subsequent to the quarter ended June 30, 2001, the Company defaulted on a $292,500 note to Bank One Oklahoma. To satisfy this indebtedness, Bank One drew on two Letters of Credit the Company provided as collateral for this note. These letters of credit totaled $225,000 and were provided by directors of the Company. The Company is currently working with Bank One for the repayment of the $67,500 balance on this note, plus accrued interest.

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

                                AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                                (Registrant)


Date: August 20, 2001           By /S/ JERRY B. THETFORD
                                   --------------------------------------------
                                   Jerry B. Thetford, President and CEO


                                By /S/ MICHAEL W. CANFIELD
                                   --------------------------------------------
                                   Michael W. Canfield, Chief Financial Officer