Form 10QSB
period 2001-09-30
AARO BROADBAND WIRELESS COMMUNICATIONS INC
filed 2001-11-20
CIK 47968

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from _______ to _____
                        Commission File Number 000-06292


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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court. Yes     No
                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $.001 par value                         40,658,768
                                          ----------------------------
         Title of Class                   Number of Shares outstanding
                                          at November 16, 2001

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                              THIRD QUARTER REPORT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001



                                Table of Contents


Part I - Financial Information                                               3
Item 1. Financial Statements                                                 3
             Condensed Consolidated Balance Sheets                           3
             Unaudited Condensed Consolidated Statement of Operations        4
             Unaudited Consolidated Statement of Stockholders' Equity        6
             Unaudited Condensed Consolidated Statement of Cash Flows        7
             Notes to Unaudited Condensed Consolidated Financial Statements  8
Item 2. Management's Discussion and Analysis or Plan of Operation           12
Part II - Other Information                                                 17
Item 1. Legal Proceedings                                                   17
Item 2. Changes in Securities and Use of Proceeds                           19
Item 3. Defaults Upon Senior Securities                                     20
Item 4. Submission of Matters to a Vote of Security Holders                 20
Item 5. Other Information                                                   20
Item 6. Exhibits and Reports on Form 8-K                                    20


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            SEPTEMBER      DECEMBER
                                                                            30, 2001       31, 2000
                                                                           -----------    -----------
CURRENT ASSETS:                                                            (Unaudited)
Cash and cash equivalents                                                  $     4,612    $   731,775
Accounts receivable                                                            309,615          7,787
Inventories                                                                     29,749         13,099
Prepaid expenses and deposits                                                   55,575          9,000
                                                                           -----------    -----------
         TOTAL CURRENT ASSETS                                                  399,551        761,661

PROPERTY AND EQUIPMENT - AT COST, net                                        2,807,092      4,357,055

OTHER ASSETS                                                                    37,036         57,249
                                                                           -----------    -----------

                                                                           $ 3,243,679    $ 5,175,965
                                                                           ===========    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long term debt                                          $   448,216    $        --
Accounts payable - trade                                                     1,361,522      2,560,582
Accrued and other current liabilities                                          781,102        325,859
Notes payable and other short-term obligations                               1,015,300        412,452
                                                                           -----------    -----------
         TOTAL CURRENT LIABILITIES                                           3,606,140      3,298,893

DEFERRED REVENUE                                                               296,182        434,682

STOCKHOLDERS' EQUITY (DEFICIT):
Series I preferred stock - $.001 par value; authorized 5,000,000 shares;         2,000          2,000
  issued and outstanding, 2,000,000 shares; liquidation preference of
  $2,000,000
Common stock, $.001 par value; authorized 200,000,000 shares;
  issued and outstanding 42,736,713 for 2001 and 53,776,044
  for 2000                                                                      42,737         53,776
Additional paid-in capital                                                   9,296,637       8,230,397
Accumulated Deficit                                                         (9,926,751)    (6,709,125)
Unearned Directors' Fees                                                       (26,599)      (134,658)
Unearned Compensation                                                          (46,667)           --
                                                                           -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (658,643)     1,442,390
                                                                           -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $ 3,243,679    $ 5,175,965
                                                                           ===========    ===========


                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                       FOR THE NINE             FROM APRIL 21,
                                                       MONTHS ENDED                THROUGH
                                                   SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                                   ------------------         ------------------
Revenues
    Communication services                             $    141,003              $         --
    Equipment sales                                         310,713                        --
    Consulting                                              338,233                        --
    Other                                                     1,572                    13,255
                                                       ------------              ------------

                  Total revenues                            791,521                    13,255

Operating costs and expenses
    Cost of equipment sold                                  223,350                        --
    System operating and support                          1,113,765                   156,979
    Sales, general and administrative                     1,951,094                   618,089
    Depreciation and amortization                           944,553                     2,676
                                                       ------------              ------------

                  Total operating costs and expenses      4,232,762                   777,744
                                                       ------------              ------------

                  Loss from operations                   (3,441,241)                 (764,489)

Interest and other income                                     3,116                     1,939
Interest expense                                           (342,984)                  (75,000)
Other expense                                              (143,931)                       --
                                                       ------------              ------------

                  Net loss before extraordinary gain     (3,925,040)                 (837,550)

Extraordinary gain on extinguishment of debt                707,414                        --
                                                       ------------              ------------
                  NET LOSS                             $ (3,217,626)             $   (837,550)
                                                       ============              ============

Basic and diluted net loss per common share:
    Net loss before extraordinary gain                 $       (.08)             $       (.03)

    Extraordinary gain                                          .02                        --
                                                       ------------              ------------

    Net loss per common share                          $       (.06)             $       (.03)
                                                       ============              ============

Weighted average common shares outstanding               51,987,479                29,691,961
                                                       ============              ============

                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                       FOR THE THREE             FOR THE THREE
                                                        MONTHS ENDED              MONTHS ENDED
                                                     SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                                     ------------------        ------------------
Revenues
    Communication services                             $     29,058              $         --
    Equipment sales                                              --                        --
    Consulting                                               26,877                        --
    Other                                                        --                    13,255
                                                       ------------              ------------

                  Total revenues                             55,935                    13,255

Operating costs and expenses
    Cost of equipment sold                                       --                        --
    System operating and support                            151,573                   156,979
    Sales, general and administrative                       386,433                   618,089
    Depreciation and amortization                           337,681                     2,676
                                                       ------------              ------------

                  Total operating costs and expenses        875,687                   777,744
                                                       ------------              ------------

                  Loss from operations                     (819,752)                 (764,489)

Interest and other income                                       217                     1,939
Interest expense                                           (129,301)                  (75,000)
Other expense                                              (144,772)                       --
                                                       ------------              ------------

                  Net loss before extraordinary gain     (1,093,608)                 (837,550)

Extraordinary gain on extinguishment of debt                707,414                        --

                  NET LOSS                             $   (386,194)             $   (837,550)
                                                       ============              ============

Basic and diluted net loss per common share:
    Net loss before extraordinary gain                 $       (.02)             $       (.03)

    Extraordinary gain                                          .01                        --
                                                       ------------              ------------

    Net loss per common share                          $       (.01)             $       (.03)
                                                       ============              ============

Weighted average common shares outstanding               46,582,493                29,691,961
                                                       ============              ============


                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
       UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001




                                                            Preferred stock              Common stock             Additional
                                                         -----------------------    -------------------------      paid-in
                                                          Shares        Amount        Shares        Amount         capital
                                                         ---------   -----------    ----------    -----------    -----------
Balance at January 1, 2001                               2,000,000   $     2,000    53,776,044    $    53,776     $8,230,397
Issuance of stock for directors' fees                                                  300,000            300         26,700
Amortization of unearned directors' fees
Issuance of common stock for services
   and settlement of liabilities                                                     1,569,082          1,569        220,385
Proceeds of stock purchase warrants issued with debt                                                                  98,761
3rd 506 private placement                                                               60,000             60         19,940
Intrinsic value of beneficial conversion
   feature on issuance of debt                                                                                       294,000
Surrender of common shares and conversion of
   debt obligation under recapitalization plan                                     (12,968,413)       (12,968)       288,504
Issuance of stock for compensation                                                                                   117,950
Amortization of unearned compensation
Net loss
                                                       -----------   -----------   -----------    -----------     ----------

Balance at September 30, 2001                            2,000,000   $     2,000    42,736,713    $    42,737     $9,296,637
                                                       ===========   ===========   ===========    ===========     ==========




                                                                           Unearned
                                                           Accumulated     directors'    Unearned
                                                             deficit         fees       compensation     Total
                                                           -----------    -----------   ------------   -----------
Balance at January 1, 2001                                 $(6,709,125)   $  (134,658)            --   $ 1,442,390
Issuance of stock for directors' fees                                         (27,000)                          --
Amortization of unearned directors' fees                                      135,059                      135,059
Issuance of common stock for services
   and settlement of liabilities                                                                           221,954
Proceeds of stock purchase warrants issued with debt                                                        98,761
3rd 506 private placement                                                                                   20,000
Intrinsic value of beneficial conversion
   feature on issuance of debt                                                                             294,000
Surrender of common shares and conversion of
   debt obligation under recapitalization plan                                                             275,536
Issuance of stock for compensation                                                          (117,950)           --
Amortization of unearned compensation                                                         71,283        71,283
Net loss                                                    (3,217,626)                                 (3,217,626)
                                                           -----------    -----------    -----------   -----------
Balance at September 30, 2001                              $(9,926,751)   $   (26,599)   $   (46,667)  $  (658,643)
                                                           ===========    ===========    ===========   ===========



                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   FOR THE NINE      FROM APRIL 21,
                                                                                   MONTHS ENDED         THROUGH
                                                                                SEPTEMBER 30, 2001 SEPTEMBER 30, 2000
                                                                                ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $    (3,217,626)   $      (837,550)
  Adjustments to reconcile net loss to net cash
  used in operating activities
      Gain on extinguishment of debt                                                    (708,084)                --
      Loss on disposition of equipment                                                   144,772                 --
      Depreciation and amortization                                                      944,553              2,676
      Stock issued for services and settlement of liabilities                            221,954                 --
      Non-cash interest expense                                                          289,362             75,000
      Amortization of unearned directors' fees                                           135,059                 --
      Amortization of unearned compensation                                               71,283                 --
      (Increase) decrease in:
        Accounts receivable                                                             (301,828)           (79,333)
        Inventory                                                                        (16,650)                --
        Other assets                                                                     (27,801)           (58,226)
      Increase (decrease) in:
        Accounts payable - trade                                                         837,818            202,648
        Accrued and other current liabilities                                            455,243             24,989
        Deferred revenue                                                                (138,500)                --
                                                                                 ---------------    ---------------

         Net cash used in operating activities                                        (1,310,445)          (669,796)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                                 (352,902)          (623,435)
  Cash acquired in reverse acquisition                                                        --                 72
                                                                                 ---------------    ---------------

         Net cash used in investing activities                                          (352,902)          (623,363)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                               725,722             95,000
  Payments on borrowings                                                                (103,538)          (122,447)
  Private placement of common stock                                                       20,000          1,996,422
  Beneficial conversion feature on notes payable                                         294,000             75,000
  Capitalization of Global Wireless                                                           --             17,944
                                                                                 ---------------    ---------------

         Net cash provided by financing activities                                       936,184          2,061,919
                                                                                 ---------------    ---------------

         NET INCREASE/(DECREASE) IN CASH                                                (727,163)           768,760

Cash and cash equivalents at beginning of period                                         731,775                 --
                                                                                 ---------------    ---------------

Cash and cash equivalents at end of period                                       $         4,612    $       768,760
                                                                                 ===============    ===============

Cash paid during the period for interest                                         $            --    $            --
                                                                                 ===============    ===============
Supplemental Schedule of Non-cash Investing and Financing Activities

During the nine months ended September 30, 2001, the company had the following other non-cash investing and financing activities:

    Common stock issued for settlement of liabilities                                               $        41,590
    Accounts payable converted to notes payable                                                           1,324,494
    Equipment returned for payment of notes payable                                                         101,155
    Surrender of common shares and conversion of
       debt obligation under recapitalization plan                                                          275,536

                  See notes to unaudited financial statements.

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Global Wireless Technologies, Inc. (Global Wireless) was incorporated on April 21, 2000, and on May 1, 2000, merged with a subsidiary of Aarow Environmental Group, Inc. (Aarow). As a result of this merger, the shareholders of Global Wireless became the majority shareholders of Aarow. Additionally, individuals associated with Global Wireless replaced the officers and directors of Aarow. This transaction was considered a capital transaction equivalent to the issuance of stock by Global Wireless (the accounting acquirer) for the net assets of Aarow, with no goodwill or other intangible assets recorded, accompanied by a recapitalization, similar to a reverse acquisition. Accordingly, the financial information included in this quarterly report is that of the accounting acquirer.

As a result of this merger, Aarow began developing broadband, fixed-wireless communication services to become a fully integrated telecommunications services provider.

On September 25, 2000, Aarow's name was changed to "Aaro Broadband Wireless Communications, Inc." to more closely reflect its business emphasis.

On August 2, 2001, the Company entered into a recapitalization plan with a group of shareholders. As a result of this plan, an immediate infusion of funds totaling $150,000 was made and a best efforts commitment to invest an additional $590,000 on or before October 31, 2001, was agreed upon. As of October 31, 2001, $344,722 has been received on these best efforts commitment. These funds will be invested in the Company through the purchase of debentures in the principal amount of the funds provided. Each $1.00 of the principal amount of the debentures is convertible into 10 shares of the Company's common stock. Additional investors have committed to purchase $260,000 of these convertible debentures, of which $140,000 has been funded.

As partial consideration for purchase of these convertible debentures, our former executive officers surrendered for cancellation 12,968,413 shares of our common stock and converted $208,500 of indebtedness owed to them to common stock. Our intention is to reserve and utilize 10,000,000 shares of these common stock shares for debenture conversions and then the remaining 2,968,413 shares will be available for issuance in connection with future funding. In addition, four of our executive officers resigned as executive officers and as directors. As part of this agreement, three new directors were appointed to the Board of Directors and one of these individuals became our President and Chief Executive Officer.

Currently, the Company operates a carrier-class network backbone utilizing fiber-optic facilities from WorldCom and Asynchronous Transfer Mode switching equipment from Cisco Systems, Inc. Within any given metropolitan area, the Company utilizes wireless radio technology to deliver the high-bandwidth necessary to provide application services, including video conferencing, video-on-demand and application services hosting. Other application services provided are virtual private networks and telephony services, using the Internet Protocol. The Company offers, either directly or through distributorship arrangements, its wireless communications services to commercial office space tenants and owners who currently do not have high-bandwidth service.

BASIS OF PRESENTATION

The balance sheet at September 30, 2001 and the statements of operations for the three months and nine months ended September 30, 2001 and for the three month ended September 30, 2000 and for the period from April 21 to September 30, 2000 and statements of cash flows for the nine months ended September 30, 2001 and the period from April 21 to September 30, 2000 have been prepared without audit. In the opinion of management, all adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of operating results for the full year.

STOCKHOLDERS' EQUITY

The Company's common stock is quoted on the over-the-counter bulletin board under the stock symbol of AARW.

Common stock purchase warrants outstanding at September 30, 2001 are as follows:

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

The board of directors is authorized to issue stock options exercisable for the purchase of 2,500,000 shares of common stock under a stock option plan. However, at September 30, 2001, no options were outstanding.

At September 30, 2001, there were 5,000,000 shares of Series I Preferred Stock, $0.001 par value, authorized with 2,000,000 issued and outstanding. Each share may be convertible into three shares of common stock, and has a liquidation preference of $1.00.

Management believes there is no intention to convert these outstanding preferred shares to common stock in the near future, but as with all Series I Convertible Preferred Stock, they are convertible into three shares of common stock upon request of the Series I Preferred Stock shareholder.

On August 2, 2001, certain notes payable with carrying values of $268,500 were converted into 2,685,000 shares of common stock as part of the recapitalization of the Company by certain shareholders.

GOING CONCERN

The Company's main activities have consisted of acquisitions of building access rights, hiring management and other key personnel, the raising of funds, development of operating systems and purchase and deployment of equipment and telecommunications network system. Since May 1, 2000, the Company has initiated commercial service using its fixed wireless broadband technology in five cities.

The Company's losses, and negative operating cash flows have been significant to date, and management expects both to continue until the Company generates a customer base through the combination of direct sales and distributorships that generate revenues to fund operating expenses. After the Company initiates service in its market areas, management expects to have positive operating margins by increasing the number of customers, and selling additional capacity or services without significantly increasing related capital expenditures or operating costs. The Company's ability to generate positive cash flows depends on capital expenditures in new market areas, competition in current market areas and any potential adverse regulatory developments.

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

                  AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN - CONTINUED

The planned expansion of the Company's business will require significant additional capital funding for capital expenditures, working capital, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan. As a consequence, the Company is currently seeking additional debt and equity financing as well as distributorship arrangements to fund liquidity needs. In the event that the Company is unable to obtain additional funds on a timely basis, on acceptable terms or in sufficient amounts, the Company will be required to delay the development of its telecommunications network or take other actions. This could have a material adverse effect on the Company's business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

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

CLAIMS AND LITIGATION

On October 27, 2000, an action styled Patricia A. Camp v. Aarow Environmental Group, Inc., Utica Publishing Corporation, D. Fredrick Shefte, Sammy D. Yates, and Jim W. Bolt, Case No. CIV 2000-1135-4, was filed in the Circuit Court of Washington County, Arkansas. Ms. Camp alleges that in or about 1995 she was a 50% partner with Jim Bolt operating under an oral partnership agreement as the Arkansas Chronicle. In late 1996 Ms. Camp and Jim Bolt allegedly acquired from Sammy D. Yates a business known as Copies Plus and operated and managed Copies Plus as co-owners and participants in a joint enterprise. Furthermore, in 1999, Messrs. Bolt and Yates allegedly merged or consolidated the Arkansas Chronicle and Copies Plus into Utica Publishing Corporation that on September 2, 1999, merged with Aarow Environmental Group, Inc. In August 1999, Ms. Camp allegedly was approached by Mr. Bolt to sign an agreement for the stock purchase and sale of Utica Publishing to Aarow Environmental. Ms. Camp states that she signed the agreement without reading the complete document and she now claims that she did not receive the proper number of shares of common stock for her interest in Utica Publishing. Management believes there are no merits to this case as it relates to the Company, and the Company is vigorously defending this action and intends to pursue any claims that it may have against Ms. Camp.

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

Robinson alleges that on or about March 15, 1999, he entered into a formal settlement agreement with the Company whereby the sale of certain unregistered non-exempt securities purchased by him was rescinded. In the agreement, the Company agreed to deliver to him 20,000 shares of our common stock as part of the relinquishment of his claims. He further alleges that the certificates were issued as "restricted" under Rule 144 of the United States Securities and Exchange Commission. In August 2000, Mr. Robinson allegedly entered into an agreement for the private sale of the common stock. Mr. Robinson claims that the Company wrongfully refused to remove the restrictive legend from the common shares in August 2000 making the shares valueless. Based upon advice of counsel, under Rule 144 the restrictive transfer legend could not be removed until March 15, 2001. John Dodge, counsel for Mr. Robinson, failed to cause the Company to be properly served, and the Company was unaware of and did not have any obligation to answer the complaint filed by Mr. Robinson. However, through the efforts of Mr. Dodge, Mr. Robinson was granted a default judgment against the Company on June 19, 2001. The court set this judgment aside on August 2, 2001, based upon improper service. The Company has investigated Mr. Robinson's claims and finds them to be without merit. The Company intends to vigorously defend the claims of Mr. Robinson following valid service. Mr. Robinson, through the efforts of his counsel John Dodge, has not properly served the other named defendants as well as the Company. On July 23, 2001, the court dismissed the complaint related to Messrs. Ron Baker, Richard Royce Stutsman and Mike Canfield. On August 2, 2001, the Company's Motion to Set Aside the Default Judgment was granted and the judgment is void and set aside.

On April 17, 2001, a complaint was filed in the Chancery Court of Benton County, Arkansas styled Paul K. Bryan v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., (Case No. E-2001-664-2). Mr. Bryan alleges that on or about September 2, 1999, the Company entered into an agreement for purchase of his shares of Utica Publishing Corporation. In this agreement, the Company agreed to deliver to Mr. Bryan 28,000 shares of common stock in exchange. After the Company's merger-acquisition of Global Wireless Communications, Inc., Mr. Bryan contacted the Company requesting the issuance of the shares. The Company investigated his request and subsequently issued the shares after reviewing prior stock issuance transactions. Mr. Bryan seeks damages equal to the difference between the market price of his shares as of the date they were delivered and the market price on May 1, 2000. The shares of common stock were not registered under the Securities Act of 1933, and Mr. Bryan's holding period commenced on or about September 2, 1999. Based upon advice of counsel, Mr. Bryan could not have sold the shares of common stock on May 1, 2000 because he had not held the shares for more than one year and that the shares will not become eligible for removal of the restrictive legend until September 2, 2001. John Dodge, Mr. Bryan's counsel, attempted to serve the Company in the same manner in which he attempted to serve the Company in the above-mentioned case and the following case. Accordingly, the Company believes that it has not been properly served and has never had an obligation to answer the claims of Mr. Bryan. However, through the efforts of Mr. Dodge, Mr. Bryan was granted a default judgment against the Company on June 19, 2001. The Company expects that the judgment will be set aside based upon the lack of proper service in the same manner that the judgments were set aside in the cases filed by Messrs. Steele and Robinson. We have investigated Mr. Bryan's claim and, based upon advice of counsel, believe that Mr. Bryan's claims are without merit. We intend to vigorously defend the claims of Mr. Bryan following valid service. On August 28, 2001, the Company's Motion to Set Aside the Default Judgment was granted and the judgment is void and set aside.

An action was filed in the Chancery Court of Washington County, Arkansas on April 27, 2001 styled Jim Steele v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., Ron Baker, Individually and as a director and president of Aaro Broadband Wireless Communications, Inc.; Richard Royce Stutsman, Individually and as a director and Vice President of Internal Operations of Aaro Broadband Wireless Communications, Inc.; Mike Canfield, Individually and as Chief Financial Officer of Aaro Broadband Wireless Communications, Inc. (Case No. E-2001-945). Mr. Steele alleges that on or about March 15, 2000, he entered into a formal settlement agreement with the Company that rescinded Mr. Steele's purchase of unregistered non-exempt securities. Pursuant to the agreement, the Company delivered 20,000 shares of restricted common stock to Mr. Steele. Commencing at the end of the one-year holding period, Mr. Steele allegedly made due demand of the Company to remove the transfer restrictions, which the Company refused. The Company has been advised by counsel, that the restrictive legend on the shares held by Mr. Steele cannot be removed until the shares have been held for more than two years (March 15, 2002). However, the restrictive legend may be removed after holding the shares for more than one year, but then only if the shares are sold by Mr. Steele in accordance with Rule 144 (as promulgated by the Securities and Exchange Commission). John Dodge, counsel for Mr. Steele, failed to cause the Company to be properly served, and the Company was unaware of and did not have any obligation to answer the complaint filed by Mr. Steele. However, through the efforts of Mr. Dodge, Mr. Steele was granted a default judgment against the Company on June 19, 2001. The court set this judgment aside on August 2, 2001, based upon of improper service. The Company has investigated Mr. Steele's claims and finds them to be without merit, and intends to vigorously defend the claims of Mr. Steele following valid service. Mr. Steele, through the efforts of his counsel John Dodge, has not properly served the other named defendants as well as the Company. On July 23, 2001, the court dismissed the complaint related to Messrs. Ron Baker, Richard Royce Stutsman and Mike Canfield. On August 2, 2001, the Company's Motion to Set Aside the Default Judgment was granted and the judgment is void and set aside.

A case styled Wiredzone Property, L.P. v. Aaro Broadband Wireless Communications, Inc., Getmore Wireless Corporation, Broadband Wireless International Corporation (Case No. CJ-2001-04078) was filed in the District Court of Tulsa County, Oklahoma, on July 31, 2001. Wiredzone Property, L.P. alleges that the Company has been in default under the lease terms for failure to pay rent since June 1, 2001. In addition, the Company allegedly abandoned the leased premises and surrendered possession on or about June 15, 2001. Wiredzone is seeking damages totaling $471,539 for the office space vacated, $25,380 for the parking spaces and $28,200 for the rooftop lease to the end of the term April 30, 2005. The Company received a written offer to settle from Wiredzone dated October 16, 2001, for $265,000 plus some furniture and fixtures left on the premises by Aaro. This offer expired on Tuesday, October 23, 2001. The Company felt the offer was unreasonable and elected to refuse. The Company is currently in negotiations with Wiredzone to settle this case on reasonable terms. On September 20, 2001, the Company terminated its assignment and assumption of the leased premises. The Company believes that this termination would discontinue any ongoing obligations with regard to the leased premises and Wiredzone. Accordingly, the Company believes that no liability exists for this leased space after September 20, 2001, and has accrued $43,565 for lease obligations incurred through September 30, 2001.

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

With the exception of the accrual related to the Wiredzone claim, the accompanying interim financial statements do not include any adjustment that may result from the outcome of these claims and litigation.

SUBSEQUENT EVENTS

On August 14, 2001, the Company announced that construction has begun on a broadband fixed-wireless telecommunications system for the City of Durant, Oklahoma. The Company made available services including broadband Internet access, virtual private networks, videoconferencing, electronic mail and electronic commerce in October 2001. This is the first of two cities that are fully funded for joint development between with the Oklahoma Municipal Services Corporation ("OMSC"). OMSC was created by the Oklahoma Municipal League to develop broadband fixed-wireless services on behalf of their over 440 member cities. The Company began construction on the second city, Norman, Oklahoma, in October 2001, and it is now ready for commercial use. These cities are expected to generate additional revenue for the Company while having little effect on operating expenses. A third city has signed a contract with the OMSC for the Company's broadband fixed-wireless services. The Company has completed its initial survey and expect to begin construction in December 2001.

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

Results of Operations

Overview

Our main activities have consisted of acquisitions of building access rights, hiring of management and other key personnel, raising of funds, development of operating systems and purchase and deployment of our equipment and network. Since May 1, 2000, we have initiated commercial service using our fixed wireless broadband technology in five cities.

Our losses and negative operating cash flows have been significant to date. We expect both to continue until we can generate a customer base through the combined efforts of direct sales and our distributorship sales that will generate revenues to fund our operating expenses. After we initiate service in our market areas, we expect to have positive operating margins by increasing the number of customers and selling of additional capacity or services without significantly increasing related capital expenditures or operating costs. Our ability to generate positive cash flow will depend on capital expenditures in new market areas, competition in our current market areas and any potential adverse regulatory developments.

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

The planned expansion of our business will require significant capital to fund capital expenditures, working capital, debt service and the cash flow deficits generated by operating losses and current cash balances will not be sufficient to fund the current business plan. Our principal expenditure requirements will include:

                  o    employee salaries and benefits

                  o    connectivity fees

                  o    office and rooftop leases

                  o    network equipment and software

                  o    debt service

                  o    other operating expenses

Part of our strategy is to utilize a distributorship network to expand our customer base and achieve greater market penetration more rapidly. We believe that by implementing this strategy, we can capitalize on our distributors' familiarity with their market area, customer affiliations, financial strength, and experienced personnel, while minimizing our requirement for incremental capital expenditures. Our strategy includes offering exclusive distributorship agreements for our products and services in various markets. These distributorships allow us to open multiple markets at the same time and to reduce our cash flow requirements because the distributor is responsible for the customer build-out capital expenditures and the recurring monthly expenses of their territory. Our initial cost outlay will be limited to the construction of the distribution layer in the territory, which will be offset by the initial distribution fee charged to the distributor.

On August 14, 2001, we announced that construction has begun on a broadband fixed-wireless telecommunications system for the City of Durant, Oklahoma. We made available services including broadband Internet access, virtual private networks, videoconferencing, electronic mail and electronic commerce in October 2001. This is the first of two cities that are fully funded for joint development between with the Oklahoma Municipal Services Corporation ("OMSC"). OMSC was created by the Oklahoma Municipal League to develop broadband fixed-wireless services on behalf of their over 440 member cities. We began construction on the second city, Norman, Oklahoma, in October 2001, and it is now ready for commercial use. These cities are expected to generate additional revenue for us while having little effect on operating expenses. A third city has signed a contract with the OMSC for our broadband fixed-wireless services. We have completed our initial survey and expect to begin construction in December 2001.

We are also currently seeking additional debt and equity financing to fund liquidity needs. In the event that we are unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, we will be required to delay the development of our telecommunications network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flows to service debt requirements and meet operating expenditures.

Results of Operations

The following tables set forth selected results of operations for the three months and nine months periods ended September 30, 2001. The selected results of operations are derived from our unaudited condensed consolidated financial statements presented elsewhere in this report. The periods presented are not necessarily indicative of our future operations.


                                                       FOR THE THREE                  FOR THE THREE
                                                       MONTHS ENDED                   MONTHS ENDED
                                                    SEPTEMBER 30, 2001             SEPTEMBER 30, 2000
                                                --------------------------     --------------------------
Revenues
    Communication services                      $    29,058           51.9%    $        --            0.0%
    Equipment sales                                      --            0.0%             --            0.0%
    Consulting                                       26,877           48.1%             --            0.0%
    Other                                                --            0.0%         13,255          100.0%
                                                -----------    -----------     -----------    -----------
           Total revenues                            55,935          100.0%         13,255          100.0%
Operating costs and expenses
    Cost of equipment sold                               --            0.0%             --            0.0%
    System operating and support                    151,573          271.0%        156,979         1184.3%
    Sales, general and administrative               386,433          690.9%        618,089         4663.1%
    Depreciation and amortization                   337,681          603.7%          2,676           20.2%
                                                -----------    -----------     -----------    -----------
           Total operating costs and expenses       875,687         1565.5%        777,744         5867.6%
                                                -----------    -----------     -----------    -----------
           Loss from operations                    (819,752)       (1465.5%)      (764,489)       (5767.6%)
Interest and other income                               217            0.0%          1,939           14.6%
Interest expense                                   (129,301)        (231.2%)       (75,000)        (565.8%)
Other expense                                      (144,772)        (258.8%)            --            0.0%
                                                -----------    -----------     -----------    -----------
           Net loss before extraordinary gain    (1,093,608)       (1955.1%)      (837,550)       (6318.7%)
Extraordinary gain on extinguishment of debt        707,414         1264.7%             --            0.0%
                                                -----------    -----------     -----------    -----------
           NET LOSS                             $  (386,194)        (690.4%)   $  (837,550)       (6318.7%)
                                                ===========    ===========     ===========    ===========


Discussion of Three months ended September 30, 2001:

During three months ended September 30, 2001, we had revenue of $55,935 resulting from custom programming, consulting and providing broadband wireless transport. We experienced delays in the deployment of service to new cities and the execution of our business plan due to cash flow shortages. We are in the process of acquiring the necessary equipment to complete the deployment of our Regional Hubs, National Operations Center and individual customer sites for our wireless communications services. We expect to make progress on the connecting of broadband wireless customers in Oklahoma City by December 31, 2001. However, such progress is subject to our obtaining adequate funding to continue implementation of our business plan and our cash flow needs. Our equipment sales showed no revenues during this period, as the city of Durant was not completed until in October 2001 and these additional equipment sales will not be recorded until that time.

Operating expenses of $875,687 consisted predominately of sales, general and administrative charges of $386,433. System operating and support charges, including facilities and telecom charges and related site expenses for wireless transmission, contract services, occupancy costs and employee costs totaled $151,573. Depreciation-amortization charges totaled $337,681. Cost of equipment sales totaled $0, as there were no sales of equipment recorded during this period. The Company began a major reduction in the operating expenses necessary to maintain the Company's operations. The Company has eliminated over 25 salaried positions and reduced monthly payroll expense to less than $50,000 from $200,000 for the month prior to June, 2001. Effective August 1, 2001, the Company consolidated its operations to Suite 1850 of Oklahoma Tower and vacated the 21st floor of the Oklahoma Tower. This has resulted in a monthly savings of $8,232 to $8,918 during the remainder of the lease term that would have expired on April 30, 2010.

Interest expense was primarily the result of the accretion of the discount on short-term loans issued in May 2001. This accretion was a non-cash expense. The additional interest expense was attributable to debt service on short-term bank financing and some bridge financing. During the quarter, $809,239 of equipment was returned to Unisys for partial satisfaction of a note payable. This equipment had a carrying value of $227,085 and an estimated fair market value of $101,155, resulting in a recognized loss on asset disposal of $125,930, which is reflected as other expense. The return of this equipment to Unisys also resulted in an extraordinary gain of $708,084 due to partial extinguishment of this debt. We had a few minor transactions with other vendors that account for the difference.



                                                       FOR THE NINE                   FROM APRIL 21,
                                                       MONTHS ENDED                      THROUGH
                                                    SEPTEMBER 30, 2001              SEPTEMBER 30, 2000
                                                --------------------------     ---------------------------
Revenues
    Communication services                      $   141,003           17.8%    $        --             0.0%
    Equipment sales                                 310,713           39.3%             --             0.0%
    Consulting                                      338,233           42.7%             --             0.0%
    Other                                             1,572            0.2%         13,255           100.0%
                                                -----------    -----------     -----------     -----------
           Total revenues                           791,521          100.0%         13,255           100.0%
Operating costs and expenses
    Cost of equipment sold                          223,350           28.2%             --             0.0%
    System operating and support                  1,113,765          140.7%        156,979          1184.3%
    Sales, general and administrative             1,951,094          246.5%        618,089          4663.1%
    Depreciation and amortization                   944,553          119.4%          2,676            20.2%
                                                -----------    -----------     -----------     -----------
           Total operating costs and expenses     4,232,762          534.8%        777,744          5867.6%
                                                -----------    -----------     -----------     -----------
           Loss from operations                  (3,441,241)        (434.8%)      (764,489)        (5767.6%)
Interest and other income                             3,116            0.0%          1,939            14.6%
Interest expense                                   (342,984)         (43.1%)       (75,000)         (565.8%)
Other expense                                      (143,931)         (18.0%)            --             0.0%
                                                -----------    -----------     -----------     -----------
           Net loss before extraordinary gain    (3,925,040)        (495.9%)      (837,550)        (6318.7%)
Extraordinary gain on extinguishment of debt        707,414           89.4%             --             0.0%
                                                -----------    -----------     -----------     -----------
           NET LOSS                             $(3,217,626)        (406.5%)   $  (837,550)        (6318.7%)
                                                ===========    ===========     ===========     ===========


Discussion of Nine months ended September 30, 2001:

During nine months ended September 30, 2001, we had revenue of $791,521 resulting from equipment sales, custom programming, consulting and providing broadband wireless transport.

Operating expenses of $4,232,762 consisted predominately of sales, general and administrative charges of $1,951,094. System operating and support charges, including facilities and telecom charges and related site expenses for wireless transmission, contract services, occupancy costs and employee costs totaled $1,113,765. Depreciation-amortization charges totaled $944,553. Cost of equipment sales totaled $223,350. The Company began a major reduction in the operating expenses necessary to maintain the Company's operations in the third quarter of 2001. The Company eliminated over 25 salaried positions and reduced monthly payroll expense to less than $50,000 from $200,000 for the month prior to June, 2001. Effective August 1, 2001, we consolidated our operations to Suite 1850 of Oklahoma Tower and vacated the 21st floor of the Oklahoma Tower. This has resulted in a monthly savings of $8,232 to $8,918 during the remainder of the lease term that would have expired on April 30, 2010. This will save us a total of $905,520 over the balance of the lease term.

Interest expense was primarily the result of the accretion of the discount on short-term loans issued in May 2001. This accretion was a non-cash expense. The additional interest expense was attributable to debt service on short-term bank financing and some bridge financing. During the quarter, $809,239 of equipment was returned to Unisys for partial satisfaction of a note payable. This equipment had a carrying value of $227,085 and an estimated fair market value of $101,155, resulting in a recognized loss on asset disposal of $125,930, which is reflected as other expense. The return of this equipment to Unisys also resulted in an extraordinary gain of $708,084 due to partial extinguishment of this debt. We had a few minor transactions with other vendors that account for the difference.

Liquidity and Capital Resources

Generally, we have financed our cash flow requirements from borrowings and sale of our equity securities. Net cash used in operating activities totaled $1,310,445 in the nine months ended September 30, 2001. Net cash used in investing activities in the same period totaled $352,902 due to the purchase of equipment. Cash flows provided by financing activities were $936,184 during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, we had a net cash decrease of $727,163.

On February 1, 2001, we began a private placement offering of 667 units, each unit consisting of 30,000 shares of Common Stock and 20,000 Redeemable Warrants at $10,000 per unit. During the quarter ended September 30, 2001, we received no net proceeds from this offering.

During April and May 2001, we issued $190,000 in convertible debentures that are convertible into our common stock at $0.25 per share. Also, during May 2001, we issued $200,000 in debentures that are convertible to our common stock at $0.20 per share, and $200,000 in debentures that are included 400,000 redeemable warrants exercisable at $0.50 per share.

On August 2, 2001, we entered into a recapitalization plan with a group of shareholders. As a result of this plan, an immediate infusion of funds totaling $150,000 was made and a best efforts commitment to invest an additional $590,000 on or before October 31, 2001, was agreed upon. As of October 31, 2001, $344,722 has been received on these best efforts commitment. These funds will be invested in the Company through the purchase of debentures in the principal amount of the funds provided. Each $1.00 of the principal amount of the debentures is convertible into 10 shares of our common stock. Additional investors have committed to purchase $260,000 of these convertible debentures, of which $140,000 has been funded.

As partial consideration for purchase of these convertible debentures, our former executive officers surrendered for cancellation 12,968,413 shares of our common stock and converted $208,500 of indebtedness owed to them to common stock. Our intention is to reserve and utilize 10,000,000 shares of these common stock shares for debenture conversions and then the remaining 2,968,413 shares will be available for issuance in connection with future funding. In addition, four of our executive officers resigned as executive officers and as directors. As part of this agreement, three new directors were appointed to the Board of Directors and one of these individuals became our President and Chief Executive Officer.

We are also currently seeking additional debt and equity financing to fund our liquidity needs. In the event that we are unable to obtain additional funds on a timely basis or on acceptable terms or in sufficient amounts, we will be required to delay the development of our telecommunications network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flows to service debt requirements and meet operating expenditures.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2001, we had the following legal proceedings pending.

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

On April 17, 2001, a complaint was filed in the Chancery Court of Benton County, Arkansas styled Paul K. Bryan v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., (Case No. E-2001-664-2). Mr. Bryan alleges that on or about September 2, 1999, we entered into an agreement for purchase of his shares of Utica Publishing Corporation. In this agreement, we agreed to deliver to Mr. Bryan 28,000 shares of common stock in exchange. After our merger-acquisition of Global Wireless Communications, Inc., Mr. Bryan contacted us requesting the issuance of the shares. We investigated his request and subsequently issued the shares after reviewing prior stock issuance transactions. Mr. Bryan seeks damages equal to the difference between the market price of his shares as of the date they were delivered and the market price on May 1, 2000. The shares of common stock were not registered under the Securities Act of 1933 and Mr. Bryan's holding period commenced on or about September 2, 1999. Based upon advice of counsel, Mr. Bryan could not have sold the shares of common stock on May 1, 2000 because he had not held the shares for more than one year and that the shares will not become eligible for removal of the restrictive legend until September 2, 2001. John Dodge, Mr. Bryan's counsel, attempted to serve us in the same manner in which he attempted to serve us in the next two described cases. Accordingly, the Company believes that it has not been properly served and has never had an obligation to answer the claims of Mr. Bryan. However, through the efforts of Mr. Dodge, Mr. Bryan was granted a default judgment against the Company on June 19, 2001. We expect that the judgment will be set aside based upon the lack of proper service in the same manner that the judgments were set aside in the cases filed by Messrs. Steele and Robinson. We have investigated Mr. Bryan's claim and, based upon advice of counsel, believe that Mr. Bryan's claims are without merit. We intend to vigorously defend the claims of Mr. Bryan following valid service. On August 28, 2001, the Company's Motion to Set Aside the Default Judgment was granted and the judgment is void and set aside.

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

Mr. Robinson alleges that on or about March 15, 1999, he entered into a formal settlement agreement with us whereby the sale of certain unregistered non-exempt securities purchased by him was rescinded. In the agreement, we agreed to deliver to him 20,000 shares of our common stock as part of the relinquishment of his claims. He further alleges that the certificates were issued as "restricted" under Rule 144 of the United States Securities and Exchange Commission. In August 2000, Mr. Robinson allegedly entered into an agreement for the private sale of the common stock. Mr. Robinson claims that we wrongfully refused to remove the restrictive legend from the common shares in August 2000 making the shares valueless. Based upon advice of counsel, under Rule 144 the restrictive transfer legend could not be removed until March 15, 2001. John Dodge, counsel for Mr. Robinson, failed to cause us to be properly served, and we were unaware of and did not have any obligation to answer the complaint filed by Mr. Robinson. However, through the efforts of Mr. Dodge, Mr. Robinson was granted a default judgment against the Company on June 19, 2001. The court set this judgment aside on August 2, 2001, based upon improper service. We have investigated Mr. Robinson's claims and find them to be without merit. We intend to vigorously defend the claims of Mr. Robinson following valid service. Mr. Robinson, through the efforts of his counsel John Dodge, has not properly served the other named defendants as well as us. On July 23, 2001, the court dismissed the complaint related to Messrs. Ron Baker, Richard Royce Stutsman and Mike Canfield. On August 2, 2001, the Company's Motion to Set Aside the Default Judgment was granted and the judgment is void and is hereby set aside.

An action was filed in the Chancery Court of Washington County, Arkansas on April 27, 2001 styled Jim Steele v. Aaro Broadband Wireless Communications, Inc. f/k/a Aarow Environmental Group, Inc., Ron Baker, Individually and as a director and president of Aaro Broadband Wireless Communications, Inc.; Richard Royce Stutsman, Individually and as a director and Vice President of Internal Operations of Aaro Broadband Wireless Communications, Inc.; Mike Canfield, Individually and as Chief Financial Officer of Aaro Broadband Wireless Communications, Inc. (Case No. E-2001-945). Mr. Steele alleges that on or about March 15, 2000, he entered into a formal settlement agreement with us that rescinded Mr. Steele's purchase of unregistered non-exempt securities. Pursuant to the agreement, we delivered 20,000 shares of restricted common stock to Mr. Steele. Commencing at the end of the one-year holding period, Mr. Steele allegedly made due demand for our removal of the transfer restrictions, which we refused. We have been advised by counsel that the restrictive legend on the shares held by Mr. Steele cannot be removed until the shares have been held for more than two years (March 15, 2002). However, the restrictive legend may be removed after holding the shares for more than one year, but then only if the shares are sold by Mr. Steele in accordance with Rule 144 (as promulgated by the Securities and Exchange Commission), rather than in a private sale transaction as Mr. Steele allegedly attempted. John Dodge, counsel for Mr. Steele, failed to cause us to be properly served, and we were unaware of and did not have any obligation to answer the complaint filed by Mr. Steele. However, through the efforts of Mr. Dodge, Mr. Steele was granted a default judgment against the Company on June 19, 2001. The court set this judgment aside on August 2, 2001, based upon of improper service. The Company has investigated Mr. Steele's claims and finds them to be without merit, and intends to vigorously defend the claims of Mr. Steele following valid service. Mr. Steele, through the efforts of his counsel John Dodge, has not properly served the other named defendants as well as the Company. On July 23, 2001, the court dismissed the complaint related to Messrs. Ron Baker, Richard Royce Stutsman and Mike Canfield. On August 2, 2001, the Company's Motion to Set Aside the Default Judgment was granted and the judgment is void and is hereby set aside.

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

A case styled Wiredzone Property, L.P. v. Aaro Broadband Wireless Communications, Inc., Getmore Wireless Corporation, Broadband Wireless International Corporation (Case No. CJ-2001-04078) was filed in the District Court of Tulsa County, Oklahoma on July 31, 2001. Wiredzone Property, L.P. alleges that we are in default under the lease terms for failure to pay rent since June 1, 2001. We allegedly abandoned the leased premises and surrendered possession on or about June 15, 2001. Wiredzone is seeking damages totaling $471,539 for the office space vacated, $25,380 for the parking spaces and $28,200 for the rooftop lease to the end of the term April 30, 2005. We received a written offer to settle from Wiredzone dated October 16, 2001, for $265,000 plus some furniture and fixtures left on the premises by Aaro. This offer expired on Tuesday, October 23, 2001. We believe the offer was unreasonable and elected to refuse. We are currently in negotiations with Wiredzone to settle this case on reasonable terms. On September 20, 2001, we terminated our assignment and assumption of the leased premises. We believe that this termination would discontinue any ongoing obligations with regard to the leased premises and Wiredzone. Accordingly, we believe that no liability exists for this leased space after September 20, 2001, and have accrued $43,565 for lease obligations incurred through September 30, 2001

Additionally, we are subject to a claim for the issuance of approximately 3,242,000 shares of common stock. The claimant alleges that he holds our common shares. We do not recognize that these shares are outstanding or reflected in our common stock records. We believe that the claimant does not have valid rights to these common stock shares. We are investigating this claim and vigorously defending our position.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 1, 2001, we commenced a private placement offering of 667 units, each unit consisting of 30,000 shares of Common Stock and 20,000 Redeemable Warrants at $10,000 per unit. We received no net proceeds from this offering during the three months ended September 30, 2001.

During the nine months ended September 30, 2001, a total of 1,092,019 shares of our common stock were issued to the officers and other employees in lieu of salary.

On August 2, 2001, we entered into a recapitalization plan with a group of shareholders. As a result of this plan, we receive $150,000 and a best efforts commitment to invest or cause to be invested an additional $590,000 on or before October 31, 2001. As of October 31, 2001, $344,722 has been received on this best efforts commitment. These funds were invested through the purchase of debentures in the principal amount of the funds provided. Each $1.00 of the principal amount of the debentures is convertible into 10 shares of our common stock. Additional investors have committed to purchase $260,000 of these convertible debentures, of which $140,000 has been funded.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, we are in default on a note payable in the original amount of $1,324,494 to Unisys, Inc., for equipment purchases. The Company made one principal and interest payment of $81,387, reducing the remaining principal amount of the note to $1,257,456. The Company and Unisys, Inc. have an oral agreement permitting return of the equipment related to this note in satisfaction of the remaining note payable of $1,257,456, plus accrued interest. As of the date of this report, equipment totaling $809,239 has been returned to Unisys, Inc., with the $448,217 balance of the note payable expected to be satisfied with the return of equipment prior to December 31, 2001.

Subsequent to the quarter ended June 30, 2001, the Company defaulted on a $292,500 note to Bank One Oklahoma. To satisfy this indebtedness, Bank One drew on two Letters of Credit the Company provided as collateral for this note. These letters of credit totaled $225,000 and were provided by directors of the Company, leaving a principal balance owed of $67,500. The Company began making payments on the note and as a result, Bank One issued a new promissory note on October 16, 2001, for the remaining balance owed of $58,689.93 with a maturity date of January 30, 2002.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5. OTHER INFORMATION
         None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
         Exhibits -
           None

         Reports -
           Item 1. Changes in Control of Registrant, dated August 2, 2001, incorporated by reference.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AARO BROADBAND WIRELESS COMMUNICATIONS, INC.
                            (Registrant)


Date:  November 19, 2001    By /s/ JERRY B. THETFORD
                               ------------------------------------
                               Jerry B. Thetford, President and CEO


                            By /s/ MICHAEL W. CANFIELD
                              ------------------------------------------
                               Michael W. Canfield, Chief Financial Officer